Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND X LTD
filed 1995-05-12
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      March 31, 1995
                              ------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9325




                        MCNEIL REAL ESTATE FUND X, LTD.
 -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                    94-2577781
 -------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
 -------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code    (214) 448-5800
                                                     ---------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND X, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                            March 31,         December 31,
                                                                              1995                1994
                                                                          ------------        ------------
ASSETS

Real estate investments:
   Land.....................................................              $ 10,449,117        $ 10,449,117
   Buildings and improvements...............................                76,316,539          76,026,423
                                                                            ----------         -----------
                                                                            86,765,656          86,475,540
   Less:  Accumulated depreciation..........................               (50,272,623)        (49,450,647)
                                                                           -----------         -----------
                                                                            36,493,033          37,024,893

Assets held for sale, net                                                    7,127,679           7,215,032

Cash and cash equivalents...................................                 1,295,461             574,589
Cash segregated for security deposits.......................                   390,427             411,045
Accounts receivable, net of allowance for doubtful
   accounts of $7,428.......................................                   496,767             490,391
Prepaid expenses and other assets...........................                   289,274             365,292
Escrow deposits.............................................                   965,546             990,453
Deferred borrowing costs, net of accumulated amorti-
   zation of $354,781 and $319,020 at March 31, 1995
   and December 31, 1994, respectively......................                 1,291,646           1,308,238
                                                                           -----------         -----------

                                                                          $ 48,349,833        $ 48,379,933
                                                                           ===========         ===========

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable, net.................................              $ 51,851,667        $ 52,078,850
Mortgage note payable - affiliates..........................                   800,000             800,000
Accounts payable............................................                   143,859             130,856
Accrued property taxes......................................                   779,162             573,451
Accrued interest............................................                   368,400             304,600
Accrued interest - affiliates...............................                     5,206               5,206
Other accrued expenses......................................                   305,896             307,295
Payable to affiliates - General Partner.....................                 1,614,626           1,172,267
Security deposits and deferred rental revenue...............                   435,146             449,682
                                                                           -----------         -----------
                                                                            56,303,962          55,822,207
                                                                           -----------         -----------

Partners' deficit:
   Limited partners - 135,200 limited partnership
     units authorized; 135,090 limited partnership
     unit outstanding.......................................                (4,102,260)         (3,872,434)
   General Partner..........................................                (3,851,869)         (3,569,840)
                                                                           -----------         -----------
                                                                            (7,954,129)         (7,442,274)

                                                                          $ 48,349,833        $ 48,379,933
                                                                           ===========         ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                     Three Months Ended
                                                                                           March 31,
                                                                               -----------------------------
                                                                                   1995              1994
                                                                               ----------         ----------
Revenue:
   Rental revenue...................................                           $4,367,665         $4,169,281
   Interest.........................................                               29,340             14,776
                                                                                ---------          ---------
     Total revenue..................................                            4,397,005          4,184,057
                                                                                ---------          ---------

Expenses:
   Interest.........................................                            1,305,349          1,353,346
   Interest - affiliates............................                               17,797                  -
   Depreciation and amortization....................                              932,091            891,615
   Property taxes...................................                              288,646            298,974
   Personnel expenses...............................                              556,778            499,980
   Utilities........................................                              369,877            402,808
   Repair and maintenance...........................                              479,788            577,883
   Property management fees - affiliates............                              219,317            204,781
   Other property operating expenses................                              267,351            249,101
   General and administrative.......................                               35,169             30,647
   General and administrative - affiliates..........                              166,764            151,922
                                                                                ---------          ---------
     Total expenses.................................                            4,638,927          4,661,057
                                                                                ---------          ---------

Net loss............................................                           $ (241,922)        $ (477,000)
                                                                                =========          =========

Net loss allocated to limited partners..............                           $ (229,826)        $ (453,150)
Net loss allocated to General Partner...............                              (12,096)           (23,850)
                                                                                ---------          ---------

Net loss............................................                           $ (241,922)        $ (477,000)
                                                                                =========          =========

Net loss per limited partnership unit...............                           $    (1.70)        $    (3.35)
                                                                                =========          =========




















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND X, LTD.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994



                                                                                                   Total
                                                       General                 Limited             Partners'
                                                       Partner                 Partners            Deficit
                                                    ------------            ------------          ------------
Balance at December 31, 1993..............          $(3,134,201)            $(2,765,906)          $(5,900,107)

Net loss..................................              (23,850)               (453,150)             (477,000)

Contingent Management Incentive
   Distribution...........................              (39,904)                      -               (39,904)
                                                     ----------              ----------            ----------

Balance at March 31, 1994.................          $(3,197,955)            $(3,219,056)          $(6,417,011)
                                                     ==========              ==========            ==========


Balance at December 31, 1994..............          $(3,569,840)            $(3,872,434)          $(7,442,274)

Net loss..................................              (12,096)               (229,826)             (241,922)

Contingent Management Incentive
   Distribution...........................             (269,933)                      -              (269,933)
                                                     ----------              ----------            ----------
Balance at March 31, 1995.................          $(3,851,869)            $(4,102,260)          $(7,954,129)
                                                     ==========              ==========            ==========

























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents



                                                                               Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                           1995                    1994
                                                                       -----------             -----------
Cash flows from operating activities:
   Cash received from tenants........................                  $ 4,366,891             $ 4,044,813
   Cash paid to suppliers............................                   (1,628,773)             (1,813,911)
   Cash paid to affiliates...........................                     (231,452)               (355,591)
   Interest received.................................                       29,340                  14,776
   Interest paid.....................................                   (1,159,085)             (1,443,522)
   Deferred borrowing costs paid.....................                      (19,169)                      -
   Property taxes paid and escrowed..................                      (50,116)               (253,525)
                                                                        ----------              ----------
Net cash provided by operating activities............                    1,307,636                 193,040
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                     (312,878)               (101,107)
                                                                        ----------              ----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (273,886)               (300,036)
                                                                        ----------              ----------

Net increase (decrease) in cash and
   cash equivalents..................................                      720,872                (208,103)

Cash and cash equivalents at beginning of
   period............................................                      574,589               1,477,278
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 1,295,461             $ 1,269,175
                                                                        ==========              ==========





















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

    Reconciliation of Net Loss to Net Cash Provided By Operating Activities



                                                                                 Three Months Ended
                                                                                      March 31,
                                                                         ----------------------------------
                                                                            1995                    1994
                                                                         ----------              ----------
Net loss.............................................                   $ (241,922)              $(477,000)
                                                                         ---------                --------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      932,091                 891,615
   Amortization of discounts on mortgage
     notes payable...................................                       46,703                  46,410
   Amortization of deferred borrowing costs..........                       35,761                  34,875
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       20,618                 (33,941)
     Accounts receivable.............................                       (6,376)                (79,726)
     Prepaid expenses and other assets...............                       76,018                  44,504
     Escrow deposits.................................                       24,907                (141,201)
     Deferred borrowing costs........................                      (19,169)                      -
     Accounts payable................................                       13,003                (119,158)
     Accrued property taxes..........................                      205,711                 283,969
     Accrued interest................................                       63,800                (171,461)
     Other accrued expenses..........................                       (1,399)                (90,876)
     Payable to affiliates - General Partner.........                      172,426                   1,111
     Security deposits and deferred rental
       revenue.......................................                      (14,536)                  3,919
                                                                         ---------                --------

       Total adjustments.............................                    1,549,558                 670,040
                                                                         ---------                --------

Net cash provided by operating activities............                   $1,307,636               $ 193,040
                                                                         =========                ========



















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND X, LTD.

                         Notes to Financial Statements
                                  (Unaudited)

                                 March 31, 1995


NOTE 1.
- -------

McNeil Real Estate Fund X, Ltd. ("Partnership") is a limited partnership organized under the laws of the State of California to invest in real property. The general partner of the Partnership is McNeil Partners, L.P. ("General Partner"), a Delaware limited partnership affiliated with Robert A. McNeil. The Partnership is governed by an agreement of limited partnership ("Amended Partnership Agreement") that was adopted October 9, 1991. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund X, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- -------

Certain prior period amounts within the accompanying financial statements have been reclassified to conform with current year presentation.

NOTE 4.
- -------

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI may also choose to provide leasing services for the Partnership's commercial properties, in which case McREMI will receive property management fees from such commercial properties equal to 3% of the property's gross rental receipts plus leasing commissions based on the prevailing market rate for such services where the property is located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Under the terms of the Amended Partnership Agreement, the Partnership is paying a Management Incentive Distribution ("MID") to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets. Prior to July 1, 1993, the MID consisted of two components: (i) a fixed portion which was payable without respect to the net income of the Partnership and is equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which is payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and was equal to up to 75% of the maximum MID (the "Contingent MID"). The maximum MID percentage decreases subsequent to 1999.

The General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminated the Fixed MID and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID will remain the same. This modified MID became effective July 1, 1993.

Fixed MID was payable in limited partnership units ("Units") unless the Entitlement Amount exceeded the amount necessary to pay the Contingent MID, in which case, at the General Partner's option, the Fixed MID could have been paid in cash to the extent of such excess.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash was distributed to the General Partner. The Fixed MID was treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution to the General Partner.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                                        Three Months Ended
                                                                              March 31,
                                                                  -------------------------------
                                                                    1995                   1994
                                                                  --------               --------

Property management fees - affiliates................             $219,317               $204,781
Charged to general and administrative - affiliates:
   Partnership administration........................              166,764                151,922
                                                                   -------                -------

                                                                  $386,081               $356,703
                                                                   =======                =======

Charged to General Partner's deficit:
   Contingent Management Incentive
     Distribution....................................             $269,933               $ 39,904
                                                                   =======                =======

NOTE 5.
- -------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $69,234 in cash, and common and preferred stock in the reorganized Southmark currently valued at approximately $22,405, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to acquire, operate and ultimately dispose a portfolio of income-producing real properties. At March 31, 1995, the Partnership owned eight apartment properties, one office building and four shopping centers. All of the Partnership's properties are subject to mortgage notes.

Two of the Partnership's properties, The Courts Apartments and Parkway Plaza, are being marketed for sale. There has been some interest in The Courts Apartments among potential buyers. Preliminary expressions of interest indicate the Partnership may be able to sell the property for approximately $1.3 million above the mortgage debt encumbering the property. It appears that Parkway Plaza may be more difficult to sell and realize an amount to meet Partnership objectives.

The General Partner has elected to postpone certain payments to affiliates of the General Partner in an attempt to increase the Partnership's level of cash reserves. The postponed payments include the Management Incentive Distribution ("MID") and reimbursable administrative costs. These payments have been postponed since the beginning of 1994, and are expected to continue to be postponed through 1995.

RESULTS OF OPERATIONS
- ---------------------

The Partnership incurred a loss of $241,922 for the first quarter, an improvement over the $477,000 loss incurred by the Partnership for the first quarter of 1994. The Partnership benefited from a 5.1% increase in revenues while expenses decreased slightly.

Revenues:

Rental revenue increased $198,384 or 4.8% in the first quarter of 1995 compared to the first quarter of 1994. Nine of the Partnership's thirteen properties recorded increased rental revenue, ranging from a 1.5% increase at Spanish Oaks Apartments to a 12.8% increase at The Courts Apartments. Most of the increase in rental revenue was accomplished through a combination of increased rental rates and improving occupancy. Rental revenue was unchanged at Cave Spring Corners and Lakeview Plaza. A major tenant vacated its space at La Plaza Office Building leading to a 11.9% decrease in rental revenue at the Las Vegas property. A decrease in occupancy also led to a 3.6% decrease in rental revenue at Parkway Plaza.

Interest revenue nearly doubled in the first quarter of 1995 compared to the first quarter of 1994. An increased level of cash reserves invested in interest-bearing accounts was the principal factor behind the increase in interest revenue.

Expenses:

Partnership expenses decreased $22,130 or .5% in the first quarter of 1995 compared to the first quarter of 1994. Expenses increased at seven of the Partnership's properties in amounts ranging from 1.4% at The Courts Apartments to 7.8% at Cave Spring Corners. Expenses were unchanged at Coppermill Apartments and Orchard Apartments. Four of the Partnership's properties, Iberia Plaza, La Plaza Office Building, Quail Meadows Apartments and Spanish Oaks Apartments were able to decrease their expenses by an average of 7.8%. Major changes in expense categories were concentrated in interest, depreciation, personnel expenses, utilities, and repair and maintenance.

Interest expense decreased $47,997 for the first quarter of 1995 compared to the first quarter of 1994. The Partnership's new mortgage on Coppermill Apartments, despite a higher interest rate, recorded decreased interest expense due to a lower principal balance. Additionally, the Partnership paid off the second lien on Iberia Plaza during the course of 1994, resulting in decreased interest expense for that property. The balance of the Partnership's mortgage notes recorded small decreases in interest expense due to the monthly amortization of the principal balances. The Partnership also incurred $17,797 of interest expense on a mortgage obtained from an affiliate in August 1994, secured by Lakeview Plaza.

Depreciation expense increased $40,476 or 4.5% for the first quarter of 1995 compared to the first quarter of 1994. The increase in depreciation expense is due to the continuing investment of Partnership resources into capital improvements. For the twelve month period ended March 31, 1994, the Partnership invested $2.36 million in capital improvements. These capital improvements are generally being depreciated over lives ranging from five to ten years.

Personnel expenses increased $56,798 or 11.4% for the first quarter of 1995 compared to the first quarter of 1994. The Partnership incurred increases in compensation paid to on-site personnel at all but two of its properties. Personnel expenses have increased and are expected to continue to increase due to the Partnership's effort to increase occupancy rates by the continuous refurbishment of residential units and upgrade of services offered to tenants. Such improvements are partially achieved through higher maintenance standards that require additional personnel to implement.

Expenses for utilities decreased $32,931 or 8.2% in the first quarter compared to the first quarter of 1994. Savings were attributable to milder winter weather during the first quarter of 1995 compared to severe winter weather experienced during the first quarter of 1994.

Repair and maintenance expenses decreased $98,095 or 17.0% for the first quarter of 1995 compared to the first quarter of 1994. Several of the Partnership's apartment properties, Briarwood Apartments, Orchard Apartments, Sandpiper Apartments, and Spanish Oaks Apartments, incurred significant non-recurring expenditures during the first quarter of 1994. Additionally, the capital improvements placed in service during the past year have reduced some of the maintenance expenditures the Partnership would otherwise have incurred during the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's net loss for the first quarter was $241,922, an improvement from the $477,000 loss reported for the first quarter of 1994. Cash flow generated by operating activities showed a strong improvement, increasing to $1,307,636 from $193,040. The increase in cash flow from operating activities is remarkable in that both cash receipts increased as well as almost all categories of operating cash expenditures decreased. These changes can be attributed to the generally improving performance of the Partnership's properties and to the General Partner's decision to postpone payment of reimbursable administrative costs and MID payments due to affiliates.

Short Term Liquidity:

Despite the large amounts of funds invested in capital improvements over the past three years, the Partnership's properties still face challenges funding the improvements still needed. The Partnership has budgeted $2.7 million of capital improvements for the Partnership's properties during 1995. In particular, the Partnership has identified two properties, Iberia Plaza Shopping Center and La Plaza Office Building that will require approximately $1.5 million of capital or tenant improvements during 1995. The Partnership recently signed a long-term lease with a grocery store company to lease the anchor tenant space at Iberia Plaza. The lease obligates the Partnership to invest approximately $500,000 of capital and tenant improvements in the property. Furthermore, the two largest tenants at La Plaza Office Building are vacating their space during 1995. To make the building attractive to other tenants and to update the facility, the Partnership will need to invest approximately $1 million into La Plaza. In both cases, the General Partner believes that the increased value of the properties after the improvements are made will provide a strong return on the Partnership's investment.

At March 31, 1995, the Partnership held cash reserves of $1,295,461, an increase of $720,872 from the balance at the end of 1994. Although the cash reserves of the Partnership have increased significantly from depressed levels at the end of 1994, additional steps need to be taken to improve the Partnership's liquidity in light of the need for additional capital improvements discussed in the preceding paragraph. These steps are discussed in the following paragraphs.

The General Partner has placed two of the Partnership's properties on the market for sale, The Courts Apartments and Parkway Plaza Shopping Center. Based on analysis of the market, the General Partner believes that both properties can be sold for amounts adequate to retire the related mortgage indebtedness and still provide approximately $1.5 million of cash proceeds to the Partnership. Moreover, the General Partner anticipates that the appreciation potential of both properties is limited, while extensive capital improvement funds will be required to maintain cash from operations at its current levels.

The General Partner also anticipates that refinancing one or more of the Partnership's mortgage notes during 1995 will provide funds for the Partnership. In this regard, the General Partner has already commenced the refinancing process for the Spanish Oaks mortgage note, the Partnership's next maturing mortgage note. The maturity date of the Spanish Oaks mortgage note is in August 1995. The General Partner estimates that the Partnership may realize approximately $650,000 from refinancing the Spanish Oaks mortgage note. The Parkway Plaza mortgage note may be called by the lender beginning in December 1995. However, the General Partner intends to resolve this contingent maturity by selling Parkway Plaza.

As a further source of funds, the Partnership may obtain secondary mortgage financing from an affiliated partnership secured by La Plaza Office Building. Placing a second lien on La Plaza would require the approval of the current first lien holder, and must also comply with loan criteria of the affiliated partnership. Proceeds from such a mortgage loan could range from $1 million to $1.5 million, if approvals are obtained from the first lien holder and the affiliated partnership.

For the balance of 1995, as in 1994, the General Partner intends to defer collection of Contingent MID and reimbursements of administrative costs incurred by affiliates of the General Partner. For the first quarter, these deferrals postponed payments totaling $436,700 to the General Partner and its affiliates.

Long Term Liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $8.8 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. Furthermore, the General Partner has budgeted $2.7 million of capital improvements for 1995. If the Partnership's cash position deteriorates due to reverses in property operations, failure to sell properties currently held for sale, or failure to obtain refinancing or secondary financing as discussed above, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds from the facility because no amount will be reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

As a further source of liquidity, the General Partner may, from time to time, attempt to sell Partnership properties judged to be mature considering the circumstances of the market where the properties are located, as well as the Partnership's need for liquidity. However, there can be no guarantee that the Partnership will be able to sell any of its properties for an amount sufficient to retire the related mortgage note and still provide cash proceeds to the Partnership, or that such cash proceeds could be timed to coincide with the liquidity needs of the Partnership. Currently, The Courts Apartments and Parkway Plaza Shopping Center are the only Partnership properties being marketed for sale.

Distributions:

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders. Payments of MID to the General Partner were suspended at the beginning of 1994; it is not presently anticipated that such payments will be resumed during 1995.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
- -------     -----------------

The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                   Description
         -------                  -----------
         4.                       Amended and  Restated  Partnership  Agreement,
                                  dated   October  9,  1991   (Incorporated   by
                                  reference to the Quarterly Report on Form 10-Q
                                  for the quarter ended March 31, 1991).

         11.                      Statement  regarding  computation  of net loss
                                  per  limited  partnership  unit:  Net loss per
                                  limited   partnership   unit  is  computed  by
                                  dividing  net loss  allocated  to the  limited
                                  partners by the number of limited  partnership
                                  units  outstanding.  Per unit  information has
                                  been   computed   based  on  135,090   limited
                                  partnership  units  outstanding  in  1995  and
                                  1994.

         27.                      Financial  Data Schedule  for the  year  ended
                                  December  31,  1994  and for the quarter ended
                                  March 31, 1995.

         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                        McNEIL REAL ESTATE FUND X, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND X, LTD.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



May 12, 1995                                       By:  /s/  Donald K. Reed
- -------------------------                               -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



May 12, 1995                                       By:  /s/  Robert C. Irvine
- -------------------------                               -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



May 12, 1995                                       By:  /s/  Brandon K. Flaming
- -------------------------                               -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.