Form 10-Q
period 1995-06-30
MCNEIL REAL ESTATE FUND X LTD
filed 1995-08-14
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended      June 30, 1995
                                 ----------------------------------------------


                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to_____________ Commission file number 0-9325




                        MCNEIL REAL ESTATE FUND X, LTD.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                   94-2577781
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code       (214) 448-5800
                                                    ---------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                        MCNEIL REAL ESTATE FUND X, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                            June 30,          December 31,
                                                                              1995                1994
                                                                          ------------        ------------
ASSETS

Real estate investments:
   Land.....................................................               $10,464,914         $10,449,117
   Buildings and improvements...............................                76,715,251          76,026,423
                                                                            ----------          ----------
                                                                            87,180,165          86,475,540
   Less:  Accumulated depreciation..........................               (51,088,851)        (49,450,647)
                                                                           -----------         -----------
                                                                            36,091,314          37,024,893

Assets held for sale, net                                                    7,055,502           7,215,032

Cash and cash equivalents...................................                 1,685,375             574,589
Cash segregated for security deposits.......................                   425,457             411,045
Accounts receivable, net of allowance for doubtful
   accounts of $7,428.......................................                   481,540             490,391
Prepaid expenses and other assets...........................                   278,786             365,292
Escrow deposits.............................................                   808,130             990,453
Deferred borrowing costs, net of accumulated amorti-
   zation of $390,542 and $319,020 at June 30, 1995
   and December 31, 1994, respectively......................                 1,257,969           1,308,238
                                                                             ---------           ---------

                                                                           $48,084,073         $48,379,933
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable, net.................................               $51,381,835         $52,078,850
Mortgage note payable - affiliates..........................                   800,000             800,000
Accounts payable............................................                   272,506             130,856
Accrued property taxes......................................                   761,583             573,451
Accrued interest............................................                   404,762             304,600
Accrued interest - affiliates...............................                     6,795               5,206
Other accrued expenses......................................                   306,218             307,295
Payable to affiliates - General Partner.....................                 2,063,841           1,172,267
Security deposits and deferred rental revenue...............                   460,307             449,682
                                                                            ----------          ----------
                                                                            56,457,847          55,822,207
                                                                            ----------          ----------

Partners' deficit:
   Limited partners - 135,200 limited partnership units
     authorized;  135,030 and 135,090 limited partnership
     units outstanding at June 30, 1995 and December 31,
     1994, respectively.....................................                (4,232,263)         (3,872,434)
   General Partner..........................................                (4,141,511)         (3,569,840)
                                                                            ----------          ----------
                                                                            (8,373,774)         (7,442,274)

                                                                           $48,084,073         $48,379,933
                                                                            ==========          ==========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Three Months Ended                      Six Months Ended
                                                     June 30,                              June 30,
                                          -----------------------------        -----------------------------
                                              1995               1994             1995                1994
                                          ----------         ----------        ----------         ----------
Revenue:
   Rental revenue................         $4,331,493         $4,352,270        $8,699,158         $8,521,551
   Interest......................             35,785             15,669            65,125             30,475
   Gain on legal settlement......             91,517                  -            91,517                  -
                                           ---------          ---------         ---------          ---------
     Total revenue...............          4,458,795          4,367,969         8,855,800          8,552,026
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................          1,306,516          1,347,005         2,611,865          2,700,351
   Interest - affiliates.........             20,164                  -            37,961                  -
   Depreciation and
     amortization................            925,407            916,018         1,857,498          1,807,633
   Property taxes................            302,401            298,974           591,047            597,948
   Personnel expenses............            476,739            454,916         1,033,517            954,896
   Utilities.....................            316,262            346,747           686,139            749,555
   Repair and maintenance........            533,147            668,243         1,012,935          1,246,126
   Property management
     fees - affiliates...........            217,007            217,996           436,324            422,777
   Other property operating
     expenses....................            285,629            263,511           552,980            512,612
   General and administrative....             44,843             52,011            80,012             82,658
   General and administrative -
     affiliates..................            167,525            146,217           334,289            298,139
                                           ---------          ---------         ---------          ---------
     Total expenses..............          4,595,640          4,711,638         9,234,567          9,372,695
                                           ---------          ---------         ---------          ---------

Loss before extraordinary
   item..........................           (136,845)         (343,669)          (378,767)          (820,669)
Extraordinary gain on
   extinguishment of debt........                  -            292,539                 -            292,539
                                           ---------          ---------         ---------          ---------

Net loss.........................        $  (136,845)        $  (51,130)       $ (378,767)        $ (528,130)
                                           =========          =========         =========          =========

Net loss allocated to limited
   partners......................        $  (130,003)        $  (48,574)       $ (359,829)        $ (501,724)
Net loss allocated to
   General Partner...............             (6,842)            (2,556)          (18,938)           (26,406)
                                           ---------          ---------         ---------          ---------

Net loss.........................        $  (136,845)        $  (51,130)       $ (378,767)        $  528,130)
                                           =========          =========         =========          =========

Net loss per limited partnership unit:
   Loss before extraordinary
     item........................        $      (.96)        $    (2.53)       $    (2.66)        $    (5.88)
   Extraordinary gain on
     extinguishment of debt......                  -               2.17                  -               2.17
                                           ---------          ---------         ----------         ----------

   Net loss......................        $      (.96)        $     (.36)       $     (2.66)       $     (3.71)
                                           =========          =========         ==========         ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND X, LTD.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994


                                                                                                    Total
                                                      General                 Limited               Partners'
                                                      Partner                 Partners              Deficit
                                                    ------------            -----------           ------------
Balance at December 31, 1993..............          $(3,134,201)            $(2,765,906)          $(5,900,107)

Net loss..................................              (26,406)               (501,724)             (528,130)

Contingent Management Incentive
   Distribution...........................              (11,355)                      -               (11,355)
                                                     ----------             -----------            ----------

Balance at June 30, 1994..................          $(3,171,962)           $ (3,267,630)          $(6,439,592)
                                                     ==========             ===========            ==========


Balance at December 31, 1994..............          $(3,569,840)           $ (3,872,434)          $(7,442,274)

Net loss..................................              (18,938)               (359,829)             (378,767)

Contingent Management Incentive
   Distribution...........................             (552,733)                      -              (552,733)
                                                    -----------             -----------            ----------

Balance at June 30, 1995..................         $ (4,141,511)          $  (4,232,263)          $(8,373,774)
                                                    ===========             ===========            ==========


























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

                        MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents



                                                                                Six Months Ended
                                                                                     June 30,
                                                                       -----------------------------------
                                                                           1995                    1994
                                                                       -----------             -----------
Cash flows from operating activities:
   Cash received from tenants........................                  $ 8,700,671             $ 8,376,968
   Cash paid to suppliers............................                   (2,997,948)             (3,598,140)
   Cash paid to affiliates...........................                     (431,771)               (617,674)
   Interest received.................................                       65,125                  30,475
   Cash received from legal settlement...............                       91,517                       -
   Interest paid.....................................                   (2,346,774)             (2,544,587)
   Interest paid to affiliates.......................                      (36,373)                      -
   Deferred borrowing costs paid.....................                      (21,253)                (11,500)
   Property taxes paid and escrowed..................                     (357,597)               (517,425)
                                                                        ----------              ----------
Net cash provided by operating activities............                    2,665,597               1,118,117
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                     (764,389)               (584,899)
                                                                        ----------              ----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (790,422)               (624,306)
                                                                        ----------              ----------

Net increase (decrease) in cash and
   cash equivalents..................................                    1,110,786                 (91,088)

Cash and cash equivalents at beginning of
   period............................................                      574,589               1,477,278
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 1,685,375             $ 1,386,190
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

                        MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

    Reconciliation of Net Loss to Net Cash Provided By Operating Activities



                                                                                  Six Months Ended
                                                                                      June 30,
                                                                        -----------------------------------
                                                                            1995                    1994
                                                                        -----------             -----------

Net loss.............................................                   $ (378,767)             $ (528,130)
                                                                         ---------               ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    1,857,498               1,807,633
   Amortization of discounts on mortgage
     notes payable...................................                       93,407                  92,656
   Amortization of deferred borrowing costs..........                       71,522                  70,001
   Extraordinary gain on extinguishment
     of debt.........................................                            -                (292,539)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (14,412)                (88,202)
     Accounts receivable.............................                        8,851                 (60,135)
     Prepaid expenses and other assets...............                       86,506                 (21,463)
     Escrow deposits.................................                      182,323                  (1,260)
     Deferred borrowing costs........................                      (21,253)                (11,500)
     Accounts payable................................                      141,650                (134,754)
     Accrued property taxes..........................                      188,132                 233,557
     Accrued interest................................                      100,162                  (6,894)
     Accrued interest - affiliates...................                        1,589                       -
     Other accrued expenses..........................                       (1,077)                (67,983)
     Payable to affiliates - General Partner.........                      338,841                 103,242
     Security deposits and deferred rental
       revenue.......................................                       10,625                  23,888
                                                                         ---------               ---------

       Total adjustments.............................                    3,044,364               1,646,247
                                                                         ---------               ---------

Net cash provided by operating activities............                   $2,665,597              $1,118,117
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

                                 June 30, 1995


NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                            Six Months Ended
                                                                                 June 30,
                                                                  -------------------------------
                                                                    1995                   1994
                                                                  --------               --------

Property management fees - affiliates................             $436,324               $422,777
Charged to general and administrative -
   affiliates:
   Partnership administration........................              334,289                298,139
                                                                   -------                -------

                                                                  $770,613               $720,916
                                                                   =======                =======

Charged to General Partner's deficit:
   Contingent Management Incentive
     Distribution....................................             $552,733               $ 11,355
                                                                   =======                =======

NOTE 5.
-------

On May 18, 1994, the Partnership paid off the second mortgage note encumbering Iberia Plaza Shopping Center. The mortgage note, in the amount of $477,016, was paid off at a discount that resulted in a $292,539 extraordinary gain on extinguishment of debt as shown below.


   Principal amount of mortgage
     note retired....................................             $477,016
   Discount on mortgage note retired.................              (83,372)
   Costs incurred to retire mortgage note............               (1,105)
   Discounted cash payment required to
     retire mortgage note............................             (100,000)
                                                                   --------

   Extraordinary gain on
     extinguishment of debt..........................             $292,539
                                                                   =======

NOTE 6.
-------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $69,234 in cash, and common and preferred stock in the reorganized Southmark. The cash and stock represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May, 1995 for $22,283 which, when combined with the cash proceeds from Southmark, resulted in a gain on settlement of litigation of $91,517.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose a portfolio of income-producing real properties. At June 30, 1995, the Partnership owned eight apartment properties, one office building and four shopping centers. All of the Partnership's properties are subject to mortgage notes.

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

RESULTS OF OPERATIONS
---------------------

The Partnership incurred a loss of $378,767 for the first six moths of 1995, an improvement over the $528,130 loss incurred by the Partnership for the first six months of 1994. The Partnership benefited from a 3.6% increase in revenues while expenses decreased slightly. For the quarter, the Partnership's net loss increased to $136,845 from $51,130 in the second quarter of 1994. The loss for the second quarter of 1994 included a one-time $292,539 extraordinary gain on extinguishment of debt.

Revenues:

Rental revenue increased $177,607 or 2.1% in the first six months of 1995 compared to the first six months of 1994. Ten of the Partnership's thirteen properties recorded increased rental revenue, ranging from an 11.4% increase at Regency Park Apartments to a 2.6% increase at Iberia Plaza. The increased rental revenue was achieved through a combination of increased rental rates and improving occupancy. A decrease in occupancy also led to a 7.2% decrease in rental revenue at Lakeview Plaza. Parkway Plaza recorded a slight decrease in rental revenue due to a decrease in occupancy. A major tenant vacated its space at La Plaza Office Building in March of 1995, leading to a 23% decrease in rental revenue at the Las Vegas property. The resulting decrease in occupancy at La Plaza Office Building is the reason for a $20,777 or .5% decrease in rental revenue for the second quarter of 1995 compared to the second quarter of 1994. Decreased rental revenues at La Plaza Office Building will likely continue until suitable replacements can be found to lease the space vacated.

Interest  revenue  doubled in the first six months of 1995 compared to the first
six  months  of  1994.  An  increased   level  of  cash  reserves   invested  in
interest-bearing accounts was the principal factor behind the increase.

Expenses:

Partnership expenses decreased $138,127 or 1.5% for the first six months of 1995 compared to the first six months of 1994. Expenses increased at five of the Partnership's properties in amounts ranging from 6.5% at Lakeview Plaza to 1.1% at Briarwood Apartments. Four of the Partnership's properties, Iberia Plaza, La Plaza Office Building, Quail Meadows Apartments and Spanish Oaks Apartments were able to decrease their expenses by an average of 9.3%. Expenses were essentially unchanged at Coppermill Apartments, The Courts Apartments, Orchard Apartments and Sandpiper Apartments. Major changes in expense categories were concentrated in repair and maintenance, utilities, and personnel expenses.

Repair and maintenance expenses decreased $233,191 or 18.7% for the six months ended June 30, 1995, compared to the same period for 1994. Expenditures for floor, window, and appliance replacement decreased substantially at the Partnership's residential properties. Also, Briarwood Apartments incurred a large expense during 1994 to remove an underground storage tank. Several properties incurred severe-weather related expenses during the first half of 1994 that were not incurred during the first half of 1995. The severe weather of 1994 also was a factor in decreased utility expense in 1995 compared to 1994. Also contributing to the Partnership's 8.5% decrease in utility expenses were lower occupancy rates at the Partnership's commercial properties, particularly La Plaza Office Building, and increased occupancy rates at the Partnership's residential properties. Leases at commercial properties, particularly office buildings, usually require the landlord to pay for utilities, while the landlord usually only pays for utilities in vacant units at residential properties.

Personnel expenses increased $78,621 or 8.2% for the six months ended June 30, 1995 compared to the same period for 1994. This increase was due primarily to the Partnership's efforts to increase occupancy rates by continuing the renovation of apartment units and upgrades in services offered to tenants. Such improvements are partially achieved through higher maintenance standards that require additional personnel.

Interest expense decreased $88,486 for the period ending June 30, 1995 compared to the same period for 1994. Interest expense decreased at Coppermill Apartments due to the late 1994 refinance of the Coppermill mortgage note. Interest expense also decreased at Iberia Plaza due to the 1994 discounted payoff of the Iberia Plaza second mortgage note. The balance of the Partnership's mortgage notes recorded slightly reduced interest payments as monthly debt service payments pay down mortgage note balances. The Partnership incurred $37,962 of interest expense to affiliates due to the new $800,000 mortgage note on Lakeview Plaza. The Lakeview Plaza second mortgage note is due to a partnership affiliated with the General Partner.

Depreciation expense increased $49,865 or 2.8% for the six months ended June 30, 1995 compared to the same period for 1994. The increase in depreciation expense is due to the continuing investment of Partnership resources into capital improvements. For the twelve month period ended June 30, 1995, the Partnership invested $2.32 million in capital improvements. These capital improvements are generally depreciated over lives ranging from 5 to 10 years.

General  and  administrative  -  affiliates  expenses  increased $36,150 in 1995
compared to 1994  due  to   increased  reimbursements  to  McREMI  for  services
rendered.

The Partnership also recorded one-time gains in the second quarters of both 1995 and 1994. During the second quarter of 1994, the Partnership paid off the second mortgage note encumbering Iberia Plaza at a discount that resulted in a $292,539 extraordinary gain on extinguishment of debt. During the second quarter of 1995, the Partnership received a settlement of its claims in the Southmark bankruptcy case. The settlement resulted in a one-time gain on legal settlement of $91,517.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's net loss for the first six months was $378,767, an improvement from the $528,130 loss reported for the first six months of 1994. Cash flow generated by operating activities showed a strong improvement, increasing to $2,665,597 from $1,118,117. The increase in cash flow from operating activities is remarkable in that both cash receipts increased as well as almost all categories of operating cash expenditures decreased. These changes can be
attributed  to  the  generally   improving   performance  of  the  Partnership's
properties and to the General Partner's decision to postpone payment of reimbursable administrative costs and MID payments due to affiliates.

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

At June 30, 1995, the Partnership held cash reserves of $1,685,375, an increase of $1,110,786 from the balance at the end of 1994. Although the cash reserves of the Partnership have increased significantly from depressed levels at the end of 1994, additional steps need to be taken to improve the Partnership's liquidity in light of the need for additional capital improvements discussed in the preceding paragraph. These steps are discussed in the following paragraphs.

The General Partner has placed two of the Partnership's properties on the market for sale, The Courts Apartments and Parkway Plaza Shopping Center. Based on analysis of the market, the General Partner believes that both properties can be sold for amounts adequate to retire the related mortgage indebtedness and still provide cash proceeds to the Partnership. Moreover, the General Partner anticipates that the appreciation potential of both properties is limited, while extensive capital improvement funds will be required to maintain cash from operations at its current levels.

Two of the Partnership's mortgage notes mature in 1995, Spanish Oaks Apartments and Parkway Plaza. The General Partner expects to refinance the Spanish Oaks mortgage note within the next two months for an amount equal to the currently existing debt on the property. The current Spanish Oaks mortgage note matures in August 1995. The Parkway Plaza mortgage note may be called, upon six months notice by the lender, beginning in December 1995. However, the General Partner intends to resolve this contingent maturity by selling Parkway Plaza.

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

For the balance of 1995, as in 1994, the General Partner intends to defer collection of Contingent MID and reimbursements of administrative costs incurred by affiliates of the General Partner. For the first six months of 1995, these deferrals postponed payments totaling $887,022 to the General Partner and its affiliates.

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

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds from the facility because no amount will be reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

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

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.

ITEM 5.  OTHER INFORMATION
-------  -----------------

On an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it has commenced an offer to purchase 60,791 units of limited partnership interest in the Partnership (approximately 45 percent of the Partnership's units) at $72 per unit. High River has stated that the offer is being made as "an investment." The tender offer is due to expire on August 31, 1995, unless extended.

The General Partner, with assistance from its advisors, is in the process of evaluating the tender offer from a number of important standpoints and will report to the limited partners its position with respect to such offer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

         27.                      Financial  Data Schedule for the quarter ended
                                  June 30, 1995.

         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                        McNEIL REAL ESTATE FUND X, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND X, LTD.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



August 14, 1995                                    By:  /s/  Donald K. Reed
-----------------------                                 -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



August 14, 1995                                    By:  /s/  Robert C. Irvine
-----------------------                                 -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



August 14, 1995                                    By:  /s/  Brandon K. Flaming
-----------------------                                 --------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
