Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND X LTD
filed 1995-11-14
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      September 30, 1995
                            ---------------------------------------------------

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

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                          September 30,       December 31,
                                                                              1995                1994
                                                                          ------------        ------------
ASSETS
------

Real estate investments:
   Land.....................................................              $ 10,464,914        $ 10,449,117
   Buildings and improvements...............................                77,648,452          76,026,423
                                                                           -----------         -----------
                                                                            88,113,366          86,475,540
   Less:  Accumulated depreciation..........................               (51,912,372)        (49,450,647)
                                                                           -----------         -----------
                                                                            36,200,994          37,024,893

Assets held for sale, net...................................                 2,270,965           7,215,032

Cash and cash equivalents...................................                 2,420,627             574,589
Cash segregated for security deposits.......................                   414,056             411,045
Accounts receivable, net of allowance for doubtful
   accounts of $7,428.......................................                   522,023             490,391
Prepaid expenses and other assets...........................                   346,569             365,292
Escrow deposits.............................................                   954,653             990,453
Deferred borrowing costs, net of accumulated amorti-
   zation of $267,578 and $319,020 at September 30,
   1995 and December 31, 1994, respectively.................                 1,177,260           1,308,238
                                                                            ----------          ----------

                                                                           $44,307,147         $48,379,933
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable, net.................................               $44,675,325         $52,078,850
Mortgage note payable - affiliates..........................                   800,000             800,000
Accounts payable............................................                   156,816             130,856
Accrued property taxes......................................                 1,025,446             573,451
Accrued interest............................................                   342,849             304,600
Accrued interest - affiliates...............................                     6,411               5,206
Other accrued expenses......................................                   459,199             307,295
Payable to affiliates - General Partner.....................                 2,487,234           1,172,267
Security deposits and deferred rental revenue...............                   412,246             449,682
                                                                            ----------          ----------
                                                                            50,365,526          55,822,207
                                                                            ----------          ----------

Partners' deficit:
   Limited partners - 135,200 limited partnership units
     authorized;  135,030 and 135,090 limited partnership
     units outstanding at September 30, 1995 and December
     31, 1994, respectively.................................                (1,788,083)         (3,872,434)
   General Partner..........................................                (4,270,296)         (3,569,840)
                                                                            ----------          ----------
                                                                            (6,058,379)         (7,442,274)
                                                                            ----------          ----------
                                                                           $44,307,147         $48,379,933
                                                                            ==========          ==========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              Three Months Ended                    Nine Months Ended
                                                September 30,                          September 30,
                                          -----------------------------       ------------------------------
                                              1995               1994             1995               1994
                                          ----------         ----------       -----------        -----------
Revenue:
   Rental revenue................         $4,295,445         $4,424,256       $12,994,603        $12,945,807
   Interest......................             22,668             11,486            87,793             41,961
   Gain on legal settlement......                  -                  -            91,517                  -
   Gain on disposition of real
     estate......................          3,183,698                  -         3,183,698                  -
                                           ---------          ---------        ----------         ----------
     Total revenue...............          7,501,811          4,435,742        16,357,611         12,987,768
                                           ---------          ---------        ----------         ----------

Expenses:
   Interest......................          1,269,547          1,335,543         3,881,412          4,035,894
   Interest - affiliates.........             21,201                  -            59,162                  -
   Depreciation and
     amortization................            934,260            898,059         2,791,758          2,705,692
   Property taxes................            287,406            298,974           878,453            896,922
   Personnel expenses............            539,390            518,826         1,572,907          1,473,721
   Utilities.....................            357,228            360,596         1,043,367          1,110,151
   Repair and maintenance........            624,105            484,073         1,637,040          1,730,199
   Property management
     fees - affiliates...........            214,259            224,621           650,583            647,398
   Other property operating
     expenses....................            289,319            282,886           842,299            795,498
   General and administrative....            229,726             36,016           309,738            118,674
   General and administrative -
     affiliates..................            162,549            184,918           496,838            483,057
                                           ---------          ---------        ----------         ----------
     Total expenses..............          4,928,990          4,624,512        14,163,557         13,997,206
                                           ---------          ---------        ----------         ----------

Net income (loss) before
   extraordinary item............          2,572,821           (188,770)        2,194,054         (1,009,438)
Extraordinary gain on
   extinguishment of debt........                  -                  -                 -            292,539
                                           ---------          ---------        ----------         ----------

Net income (loss)................         $2,572,821         $ (188,770)      $ 2,194,054        $  (716,899)
                                           =========          =========        ==========         ==========

Net income (loss) allocated to
   limited partners..............         $2,444,180         $ (179,332)      $ 2,084,351        $  (681,054)
Net income (loss) allocated to
   General Partner...............            128,641             (9,438)          109,703            (35,845)
                                           ---------          ---------        ----------         ----------

Net income (loss)................         $2,572,821         $ (188,770)      $ 2,194,054        $  (716,899)
                                           =========          =========        =========          ==========

Net income (loss) per limited
   partnership unit:
   Net income (loss) before
     extraordinary item..........         $    18.10         $   (1.33)       $     15.44        $    (7.21)
   Extraordinary gain on
     extinguishment of debt......                  -                  -                 -              2.17
                                           ---------          ---------        ----------         ---------

Net income (loss)................         $    18.10         $    (1.33)      $     15.44        $    (5.04)
                                           =========          =========        ==========         =========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND X, LTD.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994


                                                                                                    Total
                                                      General                 Limited               Partners'
                                                      Partner                 Partners              Deficit
                                                   -------------            -----------           ------------

Balance at December 31, 1993..............          $(3,134,201)            $(2,765,906)          $(5,900,107)

Net loss..................................              (35,845)               (681,054)             (716,899)

Contingent Management Incentive
   Distribution...........................             (201,099)                      -              (201,099)
                                                     ----------              ----------            ----------

Balance at September 30, 1994.............          $(3,371,145)            $(3,446,960)          $(6,818,105)
                                                     ==========              ==========            ==========


Balance at December 31, 1994..............          $(3,569,840)            $(3,872,434)          $(7,442,274)

Net income................................              109,703               2,084,351             2,194,054

Contingent Management Incentive
   Distribution...........................             (810,159)                      -              (810,159)
                                                     ----------              ----------             ---------

Balance at September 30, 1995.............          $(4,270,296)            $(1,788,083)          $(6,058,379)
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

                        MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents



                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                       -----------------------------------
                                                                           1995                    1994
                                                                       -----------             -----------
Cash flows from operating activities:
   Cash received from tenants........................                  $12,904,628             $12,912,017
   Cash paid to suppliers............................                   (4,989,477)             (5,247,252)
   Cash paid to affiliates...........................                     (642,613)               (794,251)
   Interest received.................................                       87,793                  41,961
   Cash received from legal settlement...............                       91,517                       -
   Interest paid.....................................                   (3,595,770)             (3,796,081)
   Interest paid to affiliates.......................                      (57,957)                      -
   Deferred borrowing costs paid.....................                      (24,613)                (40,722)
   Property taxes paid and escrowed..................                     (592,049)               (842,778)
                                                                        ----------              ----------
Net cash provided by operating activities............                    3,181,459               2,232,894
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                   (1,697,590)             (1,340,084)
   Proceeds from sale of real estate investment......                    7,905,804                       -
                                                                        ----------              ----------
Net cash provided by (used in) investing
   activities........................................                    6,208,214              (1,340,084)
                                                                        ----------              ----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (927,403)             (1,138,379)
   Retirement of mortgage notes payable..............                   (6,616,232)               (101,105)
                                                                        ----------              ----------
Net cash used in financing activities................                   (7,543,635)             (1,239,484)
                                                                        ----------              ----------

Net increase (decrease) in cash and
   cash equivalents..................................                    1,846,038                (346,674)

Cash and cash equivalents at beginning of
   period............................................                      574,589               1,477,278
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 2,420,627             $ 1,130,604
                                                                        ==========              ==========














The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Reconciliation of Net Income (Loss) to Net Cash Provided By Operating Activities



                                                                                Nine Months Ended
                                                                                   September 30,
                                                                       ------------------------------------
                                                                           1995                     1994
                                                                       -----------              -----------
Net income (loss)....................................                  $ 2,194,054              $ (716,899)
                                                                        ----------               ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    2,791,758               2,705,692
   Amortization of discounts on mortgage
     notes payable...................................                      140,110                 137,724
   Amortization of deferred borrowing costs..........                      107,283                 109,973
   Gain on disposition of real estate................                   (3,183,698)                      -
   Extraordinary gain on extinguishment
     of debt.........................................                            -                (292,539)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (3,011)                (90,577)
     Accounts receivable.............................                      (31,632)                (57,766)
     Prepaid expenses and other assets...............                       18,723                 (14,519)
     Escrow deposits.................................                       35,800                (154,717)
     Deferred borrowing costs........................                      (24,613)                (40,722)
     Accounts payable................................                       25,960                (136,376)
     Accrued property taxes..........................                      451,995                 360,768
     Accrued interest................................                       38,249                  (7,884)
     Accrued interest - affiliates...................                        1,205                       -
     Other accrued expenses..........................                      151,904                  92,204
     Payable to affiliates - General Partner.........                      504,808                 336,203
     Security deposits and deferred rental
       revenue.......................................                      (37,436)                  2,329
                                                                         ---------               ---------

       Total adjustments.............................                      987,405               2,949,793
                                                                         ---------               ---------

Net cash provided by operating activities............                   $3,181,459              $2,232,894
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

                               September 30, 1995


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                        ----------------------------------
                                                                            1995                    1994
                                                                        ----------              ----------

Property management fees - affiliates................                   $  650,583              $  647,398
Charged to general and administrative -
   affiliates:
   Partnership administration........................                      496,838                 483,057
                                                                         ---------               ---------

                                                                        $1,147,421              $1,130,455
                                                                         =========               =========

Charged to General Partner's deficit:
   Contingent Management Incentive
     Distribution....................................                   $  810,159              $  201,099
                                                                         =========               =========

NOTE 5.
-------

On May 18, 1994, the Partnership paid off the second mortgage note encumbering Iberia Plaza Shopping Center. The mortgage note, in the amount of $477,016, was paid off at a discount that resulted in a $292,539 extraordinary gain on extinguishment of debt as shown below.


Principal amount of mortgage
   note retired......................................             $477,016
Discount on mortgage note retired....................              (83,372)
Costs incurred to retire mortgage note...............               (1,105)
Discounted cash payment required to
   retire mortgage note..............................             (100,000)
                                                                   --------

Extraordinary gain on
   extinguishment of debt............................             $292,539
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

NOTE 7.
-------

On September 14, 1995, the Partnership sold its investment in The Courts Apartments to an unaffiliated buyer for a cash sales price of $8,050,000. Cash proceeds from this transaction, as well as the gain on sale of The Courts Apartments are detailed below.

                                                                      Gain on Sale            Cash Proceeds
                                                                      ------------            -------------

Cash sales price...........................................            $ 8,050,000             $ 8,050,000
Improvement district liens assumed by buyer................                140,358                 140,358
                                                                        ----------              ----------
Total sales price..........................................              8,190,358               8,190,358

Selling costs..............................................               (284,554)               (284,554)
Basis of deferred borrowing costs written off..............                (48,308)
Basis of real estate sold..................................             (4,673,798)
                                                                        ----------

Gain on sale...............................................            $ 3,183,698
                                                                         =========               ---------

Proceeds from sale of real estate investment...............                                      7,905,804
Retirement of mortgage note and improvement
   district liens..........................................                                     (6,616,232)
                                                                                                ----------

Net cash proceeds..........................................                                    $ 1,289,572
                                                                                                ==========


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose a portfolio of income-producing real properties. At September 30, 1995, the Partnership owned seven apartment properties, one office building and four shopping centers. All of the Partnership's properties are subject to mortgage notes. On September 14, 1995, the Partnership sold The Courts Apartments to an unaffiliated purchaser. The Partnership recognized a $3,183,698 gain on the disposition. Cash proceeds to the Partnership amounted to $1,289,572.

The Partnership is marketing one of its properties, Parkway Plaza, for sale. The Partnership and a potential buyer have negotiated the terms of a potential sale of the property. Terms of the potential sale would yield cash proceeds of approximately $500,000 above the mortgage debt encumbering the property. There can be no assurance, however, that the sale of Parkway Plaza will be consummated.

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

RESULTS OF OPERATIONS
---------------------

Due to the sale of The Courts Apartments on September 14, 1995, the Partnership reported net income for the nine months ended September 30, 1995 of $2,194,054. Reported net income includes a $3,183,698 gain on disposition of property and a $91,517 gain on legal settlement. For the nine months ended September 30, 1994, the Partnership reported a net loss of $716,899. Last year's net loss included a $292,539 extraordinary gain on extinguishment of debt.

Revenues:

Rental revenue increased $48,796 for the first nine months of 1995 compared to the first nine months of 1994. The small increase in rental revenue consists of small to moderate increases (all between 2% and 4%, except for a 9% increase at Regency Park) in rental revenues at ten of the Partnership's properties, unchanged rental revenue at Parkway Plaza, and a 26% and 9% decrease in rental revenue at La Plaza and Lakeview Plaza, respectively. Decreased expense reimbursements caused the 9% decrease in rental revenue at Lakeview Plaza. The decrease at La Plaza was caused by decreased occupancy. A major tenant vacated its space at La Plaza Office Building in March of 1995, leading to a 26% decrease in rental revenue at the Las Vegas property. On a quarter by quarter comparison, Partnership rental revenue decreased $128,811 or 2.9% in the third quarter of 1995 compared to 1994. Rental revenue was unchanged in the quarter at Briarwood, Iberia Plaza, Parkway Plaza and Quail Meadows. Lakeview Plaza and La Plaza showed decreases mirroring those reported for the year-to-date periods. The Courts Apartments also showed a 12.1% decrease in rental revenue for the quarter because of the sale of the property on September 14.

Interest  revenue doubled in the first nine months of 1995 compared to the first
nine  months  of  1994.  An  increased  level  of  cash  reserves   invested  in
interest-bearing accounts was the principal factor behind the increase.

Besides the $3,183,698 gain on sale The Courts Apartments discussed above, the Partnership also reported a $91,517 gain on legal settlement relating the Partnership's claims in the Southmark bankruptcy case. In 1994, the Partnership recorded an extraordinary gain of $292,539 relating to the discounted payoff of the Iberia Plaza second mortgage note.

Expenses:

Partnership expenses increased $166,351 or 1.2% for the first nine months of 1995 compared to the first nine months of 1994. Increased expenses were concentrated in the general and administrative, personnel, and depreciation categories. The increases were offset by a 5.4% decrease in repair and maintenance expense.

General and administrative increased $191,064 and $193,710, respectively, for the nine and the three months ended September 30, 1995 as compared to the same period in 1994. The increase was due to $197,349 of costs relating to evaluation and dissemination of information with regards to an unsolicited tender offer. See Item 5 - Other Information.

Personnel expenses increased $99,186 or 6.7% for the nine months ended September 30, 1995 compared to the same period for 1994. The percentage increase was 4.0% for the third quarter. The Partnership continues its efforts to increase occupancy rates by continuing the renovation of apartment units and upgrades in services offered to tenants. Such improvements are partially achieved through higher maintenance standards that require additional personnel.

Depreciation and amortization increased $86,066 and $36,201 for the nine month and three month periods ended September 30, 1995 compared to the same periods of 1994. Depreciation and amortization continues to increase because of the capital improvements put in place at the Partnership's properties over the past year. The $2.5 million of capital improvements put in place by the Partnership over the past year will generally be depreciated over lives ranging from 5 to 10 years.

     Repair and maintenance expenses decreased $93,159 or 5.4% for the nine months ended September 30, 1995, compared to the same period for 1994. Expenditures for floor, window, and appliance replacement decreased substantially at the Partnership's residential properties. Also, Briarwood Apartments incurred a large expense during 1994 to remove an underground storage tank. Several properties incurred severe-weather related expenses during the first half of 1994 that were not incurred during the first half of 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow generated by operating activities improved to $3,181,459 from $2,232,894 for the first nine months of 1995 compared to 1994. Operating cash flow continues to benefit from the General Partner's decision to postpone payment of MID and reimbursable administrative expenses. The General Partner anticipates the cash generated from operations will be sufficient to pay the Partnership's operating expenses, debt service requirements and a portion of capital improvements scheduled for the remainder of 1995.

Short Term Liquidity:

Despite the large amounts of funds invested in capital improvements over the past three years, the Partnership's properties still face challenges funding the improvements still needed. The Partnership has budgeted $2.7 million of capital improvements for the Partnership's properties during 1995, of which approximately $1.7 million was expended during the first three quarters of the year. In particular, the Partnership has identified two properties, Iberia Plaza Shopping Center and La Plaza Office Building that will require approximately $1.5 million of capital or tenant improvements during 1995.

The Partnership recently signed a long-term lease with a grocery store company to lease the anchor tenant space at Iberia Plaza. The lease obligates the Partnership to invest approximately $500,000 of capital and tenant improvements in the property. As of September 30, 1995, the Partnership has paid approximately $338,000 toward the capital improvement commitment. The two largest tenants at La Plaza Office Building are vacating their space during 1995. To make the building attractive to other tenants and to update the facility, the Partnership will need to invest approximately $1 million into La Plaza. In both cases, the General Partner believes that the increased value of the properties after the improvements are made will provide a strong return on the Partnership's investment.

At September 30, 1995, the Partnership held cash reserves of $2,420,627, an increase of $1,846,038 from the balance at the end of 1994. Although the cash reserves of the Partnership have increased significantly from depressed levels at the end of 1994, additional steps need to be taken to improve the Partnership's liquidity in light of the need for additional capital improvements discussed in the preceding paragraph. These steps are discussed in the following paragraphs.

In late 1994, the General Partner placed The Courts Apartments and Parkway Plaza on the market for sale. As discussed above, The Courts Apartments was sold September 14, 1995. Negotiations concerning the sale of Parkway Plaza are continuing, and the Partnership and a prospective buyer have tentatively agreed to sales terms. The just completed sale of The Courts Apartments and the anticipated sale of Parkway Plaza should together provide approximately
$1.7 million of additional funds for the Partnership, after retiring the related mortgage obligations. The General Partner believes that the appreciation potential of both properties is limited, while extensive capital improvement funds will be required to maintain cash from operations at current levels.

Two of the Partnership's mortgage notes mature in 1995, Spanish Oaks Apartments and Parkway Plaza. The refinance the Spanish Oaks mortgage note, that matured in August, has been delayed, but is expected to close before the end of 1995. Cash proceeds from the refinancing are expected to be limited. The Parkway Plaza mortgage note may be called, upon nine months notice by the lender, beginning in December 1995. However, the General Partner intends to resolve this contingent maturity by selling Parkway Plaza.

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

For the balance of 1995, as in 1994, the General Partner intends to defer collection of Contingent MID and reimbursements of administrative costs incurred by affiliates of the General Partner. For the first nine months of 1995, these deferrals postponed payments totaling $1,306,997 to the General Partner and its affiliates.

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

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds from the facility because no amount will be reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

As a further source of liquidity, the General Partner may, from time to time, attempt to sell Partnership properties judged to be mature considering the circumstances of the market where the properties are located, as well as the Partnership's need for liquidity. However, there can be no guarantee that the Partnership will be able to sell any of its properties for an amount sufficient to retire the related mortgage note and still provide cash proceeds to the Partnership, or that such cash proceeds could be timed to coincide with the liquidity needs of the Partnership. Currently, Parkway Plaza is the only Partnership properties being marketed for sale.

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

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
-------     -----------------

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young BDO Seidman et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, BDO Seidman, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

     The trial court granted summary judgment in favor of Ernst & Young and BDO Seidman on the fraud and negligence claims based on the statute of limitations. The Affiliated Partnerships appealed the summary judgment to the Dallas Court of Appeals. In August 1995, the Appeals Court upheld all of the summary judgments in favor of BDO Seidman. In exchange for the plaintiff's agreement not to file any motions for rehearing or further appeals, BDO Seidman agreed that it will not pursue the counterclaims against the Partnership.

2) High River Limited Partnership vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, McNeil Investors and Mr. and Mrs. McNeil requesting, among other things, names and addresses of the Partnership's limited partners. The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to High River tender offer materials on August 14, 1995.

     On August 18, 1995, McNeil Partners, McNeil Investors, the Partnerships, and Mr. and Mrs. McNeil filed an Answer and Counterclaim. The Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     The High River tender offer expired on October 6, 1995. The Defendants believe that the action is moot and expect the matter to be dismissed shortly.

3)   Robert Lewis vs. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc., Robert
     A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action)

     Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd. Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships ("Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for Partnership equity interests, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the Partnerships. Plaintiff also claims that Defendants have breached the Partnership Agreements by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the Partnership assets for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V,Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as Nominal Defendants as listed above ("Partnerships"). Plaintiffs allege that Defendants McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the Partnership Agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5) Alfred Napoletano vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (class action complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). Plaintiff alleges that Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and
     (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (class action complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). Plaintiff alleges that Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and
     (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

7) High River Limited Partnership v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River commenced a second complaint which alleges, inter alia, that McNeil's Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C.
     Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that McNeil has wrongfully refused to admit High River as a limited partner to the Funds. Additionally, High River purports to assert claims derivatively on behalf of Funds IX, XI, XV, XXIV and XXV, for breach of contract and breach of fiduciary duty, asserting that McNeil has charged these Partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring McNeil to admit High River as a limited partner in each of the ten Partnerships and to transfer the tendered units of interest in the Partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the Partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the Partnerships; and attorneys' fees.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

ITEM 5.  OTHER INFORMATION
-------  -----------------

As previously disclosed, on an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it had commenced an offer to purchase 60,791 units of limited partnership interest in the Partnership (approximately 45% of the Partnership's units) at $72 per unit. The tender offer was originally due to expire on August 31, 1995. In connection therewith, the parties entered into certain negotiations and discussions regarding, among other things, possible transactions between the parties and their affiliates, McNeil Partners, McNeil Investors, and McREMI. On September 19, 1995, the parties having not reached any resolution on the terms of the proposed transactions, McNeil Partners terminated the parties' discussion. High River had extended its offer several times until the final expiration date of October 6, 1995. On October 11, 1995 High River announced that based on preliminary information furnished by the depositary for the tender offer, approximately 5,010 units of the Partnership were tendered and not withdrawn prior to the expiration of the tender offer. On October 12, 1995, McNeil Partners announced that it would continue to explore potential avenues to enhance the value of the Partnership units, which may include, among other things, asset sales, refinancings of Partnership properties followed by distributions or tender offers for units of limited partnership. There can be no assurance that any such plans will develop or that any such transactions will be consummated.

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

         27.                      Financial Data Schedule for the quarter  ended
                                  September 30, 1995.


         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                        McNEIL REAL ESTATE FUND X, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND X, LTD.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



November 14, 1995                                  By:  /s/  Donald K. Reed
------------------                                      -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



November 14, 1995                                  By:  /s/  Robert C. Irvine
------------------                                      -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



November 14, 1995                                  By:  /s/  Brandon K. Flaming
------------------                                      --------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
