Form 10-K405
period 1995-12-31
MCNEIL REAL ESTATE FUND X LTD
filed 1996-03-29
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                December 31, 1995
                               -------------------------------------------------

                                                        OR

[ ]  TRANSITION  REPORT    PURSUANT   TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-9325
                           --------

                         McNEIL REAL ESTATE FUND X, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                  94-2577781
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
              (Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code     (214)  448-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: Limited partnership units
----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

133,298 of the registrant's 135,030 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 54


                                TOTAL OF 58 PAGES

                                     PART I

ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Real Estate Fund X, Ltd. (the "Partnership") was organized June 1, 1979 as a limited partnership under provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil ("McNeil"). The Partnership is governed by an amended and restated partnership agreement of limited partnership dated October 9, 1991, as amended (the "Amended Partnership Agreement"). Prior to October 9, 1991, Pacific Investors Corporation (the prior "Corporate General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership, which was governed by an agreement of limited partnership (the "Original Partnership Agreement") dated June 1, 1979. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

On December 14, 1979, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $67,500,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on July 17, 1980, with 135,000 Units sold at $500 each, or gross proceeds of $67,500,000 to the Partnership. The original general partners purchased an additional 200 Units for $100,000. Limited partners relinquished 80, 30 and 60 Units in 1993, 1994 and 1995, respectively, leaving 135,030 Units outstanding at December 31, 1995.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interest in the Corporate General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date: (a) an affiliate of McNeil purchased the Corporate General Partner's economic interest in the Partnership; (b) McNeil became the managing general partner of the Partnership pursuant to an agreement with the Corporate General Partner that delegated management authority to McNeil; and (c) McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates and commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates.

On October 11, 1991, the limited partners approved a restructuring proposal providing for (i) the replacement of the Corporate General Partner and McNeil with the General Partner; (ii) the adoption of the Amended Partnership Agreement, which substantially alters provisions of the Original Partnership Agreement relating to, among other things, compensation, reimbursement of expenses, and voting rights; and (iii) the approval of a new property management agreement with McREMI, the Partnership's property manager.

The Amended Partnership Agreement provides for a Management Incentive Distribution ("MID") to replace all other forms of general partner compensation other than property management fees and reimbursement of certain costs.
Additional Units may be issued in connection with the payment of the MID pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." For a discussion of the methodology for calculating and distributing the MID see Item 13 - Certain Relationships and Related Transactions.

Settlement of Claims:

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $69,234 in cash, and common and preferred stock in the reorganized Southmark. The cash and stock represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995 for $22,283 which, when combined with the cash proceeds from Southmark, resulted in a gain on settlement of litigation of $91,517.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1995, the Partnership owned twelve income-producing properties as described in Item 2 - Properties.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership is managed by the General Partner, and, in accordance with the Amended Partnership Agreement, the Partnership reimburses affiliates of the General Partner for certain expenses incurred by the affiliates in connection with the management of the Partnership's business. See Item 8 - Note 2 - "Transactions With Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its properties whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's properties. The General Partner is evaluating market and other economic conditions to determine the optimum time to commence an orderly liquidation of the Partnership's properties in accordance with the terms of the Amended Partnership Agreement. The Partnership is currently marketing one of its properties for sale. The General Partner will continue to explore potential avenues to enhance the value of the limited partners' Units, which may include, among other things, asset sales or refinancings of the Partnership's properties which may result in distributions to the limited partners. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for discussion of competitive conditions at the Partnership's properties.

Other Information:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns properties having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer (the "HR Offer") to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $72 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the HR Offer made with respect to the Partnership and not tender their Units pursuant to the HR Offer. The HR Offer terminated, after numerous extensions, on October 6, 1995. The General Partner believes that as of February 29, 1996, High River has purchased approximately 5.52% of the outstanding Units pursuant to the HR Offer. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the HR Offer has been dismissed without prejudice.

ITEM 2.      PROPERTIES
-------      ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1995. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable" and Note 6 - "Mortgage Note Payable - Affiliate." See also Item 8 -
Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                                Net Basis                        1995             Date
Property              Description              of Property       Debt         Property Tax       Acquired
--------              -----------          ----------------   -------------    -----------       --------
Real Estate Investments:
Briarwood (1)         Apartments
Tucson, AZ            196 units            $      2,047,492   $   2,159,913    $   57,732         07/80

Cave Spring
  Corners             Retail Center
Roanoke, VA           165,547 sq. ft.             2,280,551       3,118,079        50,605         10/80

Coppermill (2)        Apartments
Tulsa, OK             544 units                   4,338,594       5,022,484        83,188         10/80

Iberia Plaza          Retail Center
New Iberia, LA        136,766 sq. ft.             3,082,100       2,076,505        38,009         06/80

La Plaza              Office Building
Las Vegas, NV         104,230 sq. ft.             5,004,246       2,523,308        61,030         09/80

                                                Net Basis                          1995           Date
Property              Description              of Property       Debt          Property Tax      Acquired
--------              -----------         -----------------   -------------    ------------      --------
Lakeview Plaza        Retail Center
Lexington, KY         172,252 sq. ft.     $       3,759,754   $   4,249,492    $    9,522         07/80

Orchard (3)           Apartments
Lawrence, IN          378 units                   3,392,218       6,288,171       215,846         12/80

Quail Meadows (4)     Apartments
Wichita, KS           440 units                   4,491,104       5,967,225        84,482         06/80

Regency Park (5)      Apartments
Ft. Wayne, IN         226 units                   1,793,099       2,421,645        91,254         06/80

Sandpiper (6)         Apartments
Westminster, CO       360 units                   3,839,859       5,540,519        58,562         04/80

Spanish Oaks (7)      Apartments
San Antonio, TX       239 units                   2,670,513       3,524,225       116,593         08/80
                                            ---------------   -------------     ---------

                                           $     36,699,530  $   42,891,566    $  866,823
                                            ===============   =============     =========

Asset Held for Sale:

Parkway Plaza         Retail Center
Lafayette, LA         135,682 sq. ft.      $      2,237,733  $    2,362,750    $   30,108         06/80
                                            ---------------   -------------     ---------

                                           $      2,237,733  $    2,362,750    $   30,108
                                            ===============   =============     =========

-----------------------------------------
Total:    Apartments  - 2,383 units
          Retail Centers - 610,247 sq. ft.
          Office Building - 104,230 sq. ft.

(1) Briarwood Apartments is owned by Briarwood Fund X Limited Partnership, which is wholly-owned by the Partnership.

(2) Coppermill Apartments is owned by Coppermill Fund X Limited Partnership, which is wholly-owned by the Partnership.

(3) Orchard Apartments is owned by Orchard Fund X Limited Partnership, which is wholly-owned by the Partnership.

(4) Quail Meadows Apartments is owned by Quail Meadows Fund X Limited Partnership, which is wholly-owned by the Partnership.

(5) Regency Park Apartments is owned by Regency Park Fund X Associates, L.P. which is wholly-owned by the Partnership and the General Partner.

(6) Sandpiper Apartments is owned by Sandpiper Fund X Limited Partnership, which is wholly-owned by the Partnership.

(7) Subsequent to year end, the Partnership transferred Spanish Oaks Apartments to Spanish Fund X, Ltd. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 13 - "Subsequent Event." Spanish Fund X, Ltd. is wholly-owned by the Partnership.

The following table sets forth the occupancy rate and rent per square foot of the Partnership's properties for each of the last five years:

                                        1995           1994            1993           1992          1991
                                    -------------  -------------  --------------  -------------  -----------
Real Estate Investments:
Briarwood
   Occupancy Rate............             92%             99%            99%            96%             95%
   Rent Per Square Foot......           $9.91           $9.62          $8.58          $8.07           $7.53

Cave Spring Corners
   Occupancy Rate............             98%            100%            99%            95%             95%
   Rent Per Square Foot......           $4.75           $4.53          $3.92          $3.93           $3.94

Coppermill
   Occupancy Rate............             94%             92%            92%            89%             86%
   Rent Per Square Foot......           $5.46           $5.28          $4.99          $4.73           $4.37

Iberia Plaza
   Occupancy Rate............             98%             94%            90%            88%             89%
   Rent Per Square Foot......           $3.71           $3.90          $3.59          $3.41           $4.21

La Plaza
   Occupancy Rate............             77%             97%            99%            95%             96%
   Rent Per Square Foot......          $10.10          $13.97         $12.56         $12.58          $12.63

Lakeview Plaza
   Occupancy Rate............             98%            100%           100%            95%             96%
   Rent Per Square Foot......           $4.71           $5.69          $5.35          $4.97           $5.47

Orchard
   Occupancy Rate............             98%             94%            93%            89%             91%
   Rent Per Square Foot......           $7.25           $6.95          $6.24          $6.20           $6.13

Quail Meadows
   Occupancy Rate............             94%             89%            77%            92%             89%
   Rent Per Square Foot......           $5.80           $5.62          $5.53          $5.99           $5.79

Regency Park
   Occupancy Rate............             92%             94%            89%            86%             86%
   Rent Per Square Foot......           $5.45           $5.09          $4.46          $4.64           $4.48

Sandpiper
   Occupancy Rate............             94%             95%            94%            98%             97%
   Rent Per Square Foot......           $9.29           $8.93          $8.33          $7.46           $6.59


                                        1995           1994            1993           1992          1991
                                    -------------  -------------  --------------  -------------  -----------
Spanish Oaks
   Occupancy Rate............             90%             91%            96%            95%             89%
   Rent Per Square Foot......           $6.18           $5.97          $5.64          $5.23           $4.77

Asset Held for Sale:

Parkway Plaza
   Occupancy Rate............            100%             97%            95%            95%             95%
   Rent Per Square Foot......           $5.25           $5.19          $4.89          $5.76           $5.72


Occupancy rate represents all units or square footage leased divided by the total number of units or square footage of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the properties' operations divided by the leasable square footage of the property.

Competitive Conditions at Properties
------------------------------------

Students at nearby University of Arizona make up 91% of the tenants at Briarwood Apartments. The property commands rents $100 to $150 higher per month than its competition due to its excellent location near the university and a bike route to the university. Due to the heavy student-tenant profile, occupancy at the property typically drops during the summer months, giving Briarwood an average occupancy rate four to five percentage points below market averages. Planned developments in the area may have a short-term impact on the property, but long-term impact is expected to be negligible due to Briarwood's excellent location.

The major exterior renovation currently underway at Cave Spring Corners Shopping Center has allowed the Partnership to increase market rental rates up to area averages. Occupancy remains high due to a good location. Competing properties have also been renovated during the past five to six years. The economic outlook for the Roanoke area is expected to be positive, and should allow Cave Spring Corners to maintain its high occupancy through 1997.

The average occupancy rate at Coppermill Apartments mirrors the local area average of 92%. Area occupancy rates are expected to be stable in the 92% to 93% range. Most properties in the immediate area, including Coppermill, were built by the same developer using identical floor plans. Thus, the local market is very price-sensitive. The average monthly rent per square foot city-wide is $.54 per square foot. Because Coppermill's monthly rental rates average $.48 per square foot, there is some room for rental rate increases, but usually only with units that have upgraded amenities that differentiate the units from the competition's.

Iberia Plaza gained a new anchor tenant during 1995. The property remained 97% leased, but the proportion of the space that was "dark" or vacant decreased from 84% to 19% during 1995. The new tenant, a grocery store, has greatly increased the amount of traffic into the property. In connection with the new anchor tenant lease, the Partnership invested over $700,000 in capital improvements to replace the asphalt, roof, exterior lighting and HVAC equipment. The primary competition for the property is a retail center constructed in 1991 across the street from Iberia Plaza. The new retail center charges an average rental rate of $8 to $10 per square foot as opposed to $6 at Iberia Plaza.

La Plaza Business Center had two major tenants vacate or down-size their space requirements during 1995. Occupancy fell from 97% at the beginning of 1995 to 77% at the end of 1995. The decrease in occupancy has prompted the Partnership to update the appearance of the property. Additional substantial tenant improvement costs are expected to be incurred to convert the property to a more leasable configuration and to bring the property into compliance with local building codes. The Partnership intends to fund the tenant improvements as lease negotiations proceed with new tenants. Demand for office space in Las Vegas is expected to be strong in 1996. New construction is aimed at the high-end of the market, and is not expected to compete with La Plaza.

Lakeview Plaza is 98% leased. However, one of the property's anchor tenants vacated its space in mid-1995. The tenant anticipates sub-leasing its space by mid-1996. The local market area appears to be strong, with several national retailers looking for sites for additional stores in the area. There are also several, newer competing properties in very close proximity to Lakeview Plaza that have adversely affected sales of Lakeview Plaza's tenants.

In 1993, the Partnership invested $660,000 of capital improvements at Orchard Apartments. The property, as a result, has benefited from improved curb appeal and improved financial performance. Orchard's occupancy rate is usually two percentage points above the 93% average occupancy rate of competitors in the Indianapolis submarket where Orchard is located. Rental rates at Orchard are comparable to its competitors. Recent and impending layoffs by major area employers are a concern.

Parkway Plaza has a good location on the north side of Lafayette, Louisiana. There is no room for additional development in the immediate area; consequently, new developments are located across town from Parkway Plaza. The property is 100% leased, but the property's main anchor tenant has vacated its space. Although lease payments continue to be made, the vacant space generates no percentage rents and does not pull in shoppers to the property. The Partnership placed Parkway Plaza on the market for sale in December 1994.

Quail Meadows Apartments is one of the nicer properties in the Wichita area. Both interiors and exteriors of the property are above average relative to the competition. However, the market in the Wichita area is soft. Area occupancy rates have decreased for the past three years and rental rates have been flat. Quail Meadows has maintained occupancy rates higher than market averages, but has not been able to increase rental rates despite significant capital improvements. The property relies on tenants from nearby McConnell Air Force Base, which has recently constructed new housing facilities and faces the possibility of congressional military cutbacks.

Occupancy rates in the Regency Park Apartments market area average 94%, slightly better than Regency Park's occupancy rate. Rental rates realized at Regency Park are also lower than its competitors. The property competes with numerous properties, some of which are newer or have more appeal to prospective tenants. Capital improvements made by the Partnership during 1993, 1994 and 1995 have allowed the property to close some of the gap between Regency Park and its competitors. The rental market in the area, however, remains price sensitive. Improvements in operating results generally are coming through improved occupancy rather than rate increases.

Capital improvements placed in service since 1992 have allowed Sandpiper Apartments to increase its rent per square foot by 41% in the past four years. Occupancy and rental rates are above market averages. Since 1992, the income level of Sandpiper's tenants has increased substantially. There is significant new construction under development in the market area. It is expected that the new construction will put downward pressure on market rent levels, but management expects that well-maintained Sandpiper will continue to compete effectively.

Average occupancy rates at Spanish Oaks Apartments have decreased two percentage points during the past two years due to competition with new construction, older properties that have been renovated, and rate hikes at Spanish Oaks. Net income from the property has continued to rise due to increased rental rates, but rental rates at Spanish Oaks remain below market averages. The interiors at Spanish Oaks will need to be updated to allow the property to raise its rents to current market levels. Also of concern is the reliance upon personnel employed or stationed at Fort Sam Houston Army Base for many of the property's tenants.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1996 through 2005:

                          Number of                                     Annual           % of Gross
                         Expirations              Square Feet            Rent            Annual Rent
                         -----------              -----------           ------           -----------
Real Estate Investments:
Cave Spring Corners
1996                          4                       98,707          $  272,493             42%
1997                          1                        1,920              25,530              4%
1998                          2                        6,255              42,154              7%
1999                          2                        7,568              70,250             11%
2000                          2                        3,298              36,869              6%
2001                          0                            -                   -               -
2002                          0                            -                   -               -
2003                          1                       46,432             143,561             22%
2004                          0                            -                   -               -
2005                          0                            -                   -               -

Iberia Plaza
1996                          3                        4,843              29,294              5%
1997                          3                        4,008              23,112              4%
1998                          5                       33,285             137,662             26%
1999                          2                        2,400              18,290              3%
2000                          0                            -                   -               -
2001                          1                        3,240              25,920              5%
2002                          0                            -                   -               -
2003                          1                       79,902             271,667             51%
2004                          0                            -                   -               -
2005                          0                            -                   -               -


                          Number of                                     Annual           % of Gross
                         Expirations              Square Feet            Rent            Annual Rent
                         -----------              -----------           ------           -----------
Real Estate Investments:
La Plaza
1996                         18                       28,815            $392,914             26%
1997                          4                        3,819              55,967              4%
1998                          4                       10,380             146,612             10%
1999                          1                          189               1,928            0.2%
2000                          5                       27,230             406,762             27%
Thereafter                    0                            -                   -               -

Lakeview Plaza
1996                          4                       11,869             133,507             17%
1997                          3                       10,568              50,194              6%
1998                          1                           33               4,800              1%
1999                          0                            -                   -               -
2000                          1                          913               9,431              1%
2001                          0                            -                   -               -
2002                          0                            -                   -               -
2003                          2                       16,721             111,184             14%
2004                          2                      121,942             455,705             58%
2005                          0                            -                   -               -



Asset Held for Sale:

Parkway Plaza
1996                          5                        7,714            $ 71,713             12%
1997                          4                        5,840              36,097              6%
1998                          3                       11,507              78,147             13%
1999                          0                            -                   -               -
2000                          2                       29,625             131,404             22%
2001                          0                            -                   -               -
2002                          0                            -                   -               -
2003                          1                       79,902             279,657             47%
2004                          0                            -                   -               -
2005                          0                            -                   -               -


No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:


Nature of
Business                       Square Footage                                                 Lease
Use                                 Leased                    Annual Rent                   Expiration
---------                      --------------                 -----------                   ----------

Real Estate Investments:
Cave Spring Corners
Department store                    84,217                         $192,000                     1996
Grocery store                       46,432                          143,561                     2003

Iberia Plaza

Grocery store                       26,445                           89,913                     1998
Discount department store           79,902                          271,667                     2003

La Plaza

Governmental agency                 12,097                          157,370                     1996

Lakeview Plaza

Discount department store           78,337                          253,000                     2004
Grocery store                       43,605                          202,705                     2004

Asset Held for Sale:

Parkway Plaza

Department store                    26,422                          105,780                     2000
Discount department store           79,902                          279,657                     2003


ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except as noted below.


1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 3, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 4, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 4, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 5, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 6, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

For  discussion of the Southmark bankruptcy,  see Item 1 - Business and Item 8 -
Note 12 - "Gain on Legal Settlement."

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

None.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
-------      ------------------------------------------------------------
             RELATED SECURITY HOLDER MATTERS
             -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)  Title of Class                     Number of Record Unit Holders

     Limited partnership units          6,971 as of February 16, 1996

(C) No distributions were paid to the limited partners in 1995 or 1994 and none are anticipated in 1996. The Partnership accrued distributions of $1,064,257 and $634,802 for the benefit of the General Partner for the years ended December 31, 1995 and 1994, respectively. These distributions are the contingent portion of the MID pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7
     - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the likelihood that the Partnership will resume distributions to the limited partners.

ITEM 6.    SELECTED FINANCIAL DATA
-------    -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.


Statements of                                                Years Ended December 31,
                                   ---------------------------------------------------------------------------
Operations                              1995           1994            1993           1992           1991
------------------                 --------------  -------------  --------------  -------------  -------------
Rental revenue...............       $  16,878,076  $ 17,375,904   $  16,217,889    $  16,023,798  $ 15,745,075
Gain on involuntary
conversion...................                   -             -         268,434          192,168             -
Gain on disposition
 of real estate..............           3,183,698             -               -                -       251,314
Total revenue................          20,258,594    17,428,487      16,542,802       16,283,680    16,097,573
Loss on replacement
 of assets...................                   -             -               -         (675,420)            -
Income (loss) before
 extraordinary items                    2,193,164    (1,199,904)     (1,693,057)      (2,101,133)   (2,208,424)
Extraordinary items..........                   -       292,539      (1,078,519)               -       900,508
Net income (loss)............           2,193,164      (907,365)     (2,771,576)      (2,101,133)   (1,307,916)

Net income (loss) per
limited partnership unit:
Income (loss) before
extraordinary items                 $       15.43  $      (10.25) $      (15.62)  $      (24.66)  $     (15.52)
Extraordinary items..........                   -           2.06          (7.58)              -           6.33
                                     ------------   ------------   ------------    -------------   ------------

Net income (loss)............       $       15.43  $       (8.19) $      (23.20)  $     (24.66)   $      (9.19)
                                     ============   ============   ============    ============    ===========

                                                                As of December 31,
Balance Sheets                          1995           1994            1993           1992           1991
--------------                      -------------  -------------  --------------  -------------  -------------
Real estate investments, net...     $  36,699,530  $  37,024,893  $   45,705,474  $  44,968,959   $ 46,339,058
Assets held for sale...........         2,237,733      7,215,032               -              -              -
Total assets...................        43,638,649     48,379,933      50,632,244     48,958,917     49,620,579
Mortgage notes payable, net....        44,454,316     52,078,850      54,484,455     49,141,717     45,966,025
Partners' equity (deficit).....        (6,313,367)    (7,442,274)     (5,900,107)    (2,304,044)       547,965


See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The following properties were sold or foreclosed on by the lender:


         Property                                 Date Sold or Foreclosed
         --------                                 -----------------------
       The Courts Apartments                      September 14, 1995 - Sold
       Bayou Plaza                                May 8, 1991 - Foreclosed

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The  Partnership  was formed to  acquire,  operate and  ultimately  dispose of a portfolio of income-producing real properties. At the end of 1995, the Partnership owned seven apartment buildings, four retail centers and one office building. All of the Partnership's properties are subject to mortgage indebtedness.

On September 14, 1995, the Partnership sold The Courts Apartments, a 382-unit apartment complex located in Kent, Washington. The unaffiliated buyer purchased the property for a cash purchase price of $8,050,000 and assumed the $140,358 improvement district liens encumbering the property. The Partnership recorded a gain of $3,183,698 on the sale. After retiring the mortgage note on the property and paying for closing costs, the sale provided $1,289,573 of cash proceeds that the Partnership added to its cash reserves.

Subsequent to year end, on January 26, 1996, the Partnership refinanced the Spanish Oaks mortgage note. The interest rate on the new $4,000,000 mortgage note is 7.71%; monthly payments of principal and interest are $28,546. Proceeds from the new mortgage note, after retiring the previous mortgage note, totaled $475,775. The Partnership used $129,273 of the net loan proceeds to pay for deferred borrowing costs associated with the new mortgage note, and $165,291 to fund various escrow accounts held by the mortgagee for the payment of property taxes, hazard insurance and deferred maintenance.

RESULTS OF OPERATIONS
---------------------

1995 compared to 1994

Revenue:

The Partnership reported two non-recurring items of revenue in 1995. First was the $3,183,698 gain on the sale of The Courts Apartments. Second was a $91,517 gain on a legal settlement pertaining to cash proceeds received from Southmark, the parent of the Partnership's former general partner, in settlement of the Partnership's claims in the Southmark bankruptcy filing.

The Partnership's rental revenue decreased $497,828 or 2.9% in 1995 compared to 1994. Most of the decrease is attributable to the sale of The Courts Apartments in September 1995. However, rental revenue, excluding rental revenue from The Courts Apartments for 1995 and 1994, also decreased by $79,997 or 0.5%. Eight of the Partnership's properties reported steady increases in rental revenue ranging from 3 to 4.5 percent. One property, Regency Park Apartments, reported a 7.0% increase in rental revenue, the result of a 5% increase in base rental rates combined with a decrease in vacancy losses.

Decreases in rental revenue were reported at Iberia Plaza, La Plaza Office Building and Lakeview Plaza. Behind the 3.8% decrease in rental revenue at Iberia Plaza was a decrease in percentage rents from the property's tenants. 78% of the property's leasable space was "dark" (space that is under lease, but vacant) for some period of time during 1995. Tenants who have vacated their space, but are still paying base rent do not provide the Partnership with any percentage rents. Expense recoveries also decreased at Iberia Plaza. A new anchor tenant (a grocery store) is now in place at Iberia Plaza. The General Partner anticipates that expense recoveries will improve in 1996 due to the new anchor tenant. Rental revenue at La Plaza Office Building decreased 28% as two of the property's major tenants either moved to a competing property, or reduced their space requirements by half. The Partnership is reconfiguring space arrangements at La Plaza Office Building to take advantage of the shortage of smaller office suites in the Las Vegas market. Rental revenue will likely remain depressed at La Plaza for 1996, before improving in 1997. Lakeview Plaza also had difficulty with dark space in 1995. Rental revenue at the Lexington, Kentucky property decreased 17.3% principally due to decreases in expense recoveries from tenants no longer operating businesses at the property.

Expenses:

Total Partnership expenses decreased $562,961 or 3.0% in 1995 compared to 1994. Excluding the effect of expenses incurred at The Courts Apartments reveals an $8,949 decrease in expenses.

Property tax expense decreased at six of the Partnership's properties. The most significant decrease was reported at Lakeview Plaza. A preliminary reduction in the assessed value of Lakeview Plaza resulted in a $78,000 reduction in property tax expense for 1995. Property taxes were also reduced by lesser amounts at Cave Spring Corners Shopping Center, Orchard Apartments, Regency Park Apartments, Sandpiper Apartments and Spanish Oaks Apartments.

Other property operating expenses, excluding other property operating expenses incurred at The Courts Apartments, increased $86,128 or 9.3% in 1995 compared to 1994. The increase is principally attributable to increased insurance expense for the Partnership's properties. Also included in this category are advertising and marketing expenses, bad debt expense, and office and administrative expenses.

Partnership general and administrative expenses increased $167,761 or 83% in 1995 compared to 1994. The Partnership incurred $242,486 of expenses related to the evaluation and dissemination of information with regards to an unsolicited tender offer. No such expenses were incurred in 1994.

Interest incurred on loans from affiliates increased to $78,822 in 1995 from $5,206 in 1994. This expense represents interest on the $800,000 loan from an affiliate of the General Partner secured by Lakeview Plaza. Only one month of affiliate interest expense was incurred in 1994 as opposed to twelve months of such expense during 1995.

General and administrative expenses incurred for the benefit of affiliates increased $61,400 or 10.1% in 1995 compared to 1994. These expenses are the reimbursable expenses incurred by affiliates of the General Partner. These costs increased due to a reduction in the number of properties managed by McREMI over which such costs are allocated.

1994 compared to 1993

Revenue:

Rental revenues for 1994 increased $1,158,015 or 7.1% compared to 1993. Rental revenue increased at all of the partnership's properties except The Courts Apartments. Rental revenues increased greater than 10% at Briarwood Apartments, Cave Spring Corners Shopping Center, La Plaza Office Building and Orchard
Apartments. Average occupancy rates increased at nine of the Partnership's properties. Layoffs in the military and aerospace industry and a generally flat local economy contributed to a decrease in rental and average occupancy rates at The Courts Apartments.

The Partnership benefited from a $292,539 extraordinary gain during 1994. The gain relates to the discounted payoff of the Iberia Plaza second mortgage note. The General Partner was able to negotiate a release of the $477,016 mortgage note for a $100,000 payment. See Item 8 - Note 9 - "Gain on Extinguishment of Debt."

Expenses:

Partnership expenses increased $392,532 or 2.2% in 1994 compared to 1993. The increased expenses were concentrated, on a percentage basis, in depreciation, and to a lesser extent in property management fees and property taxes.

Depreciation and amortization expense increased $309,173 or 9.4% in 1994 compared to 1993. The increase is due to capital improvements placed in service during the past three years. These improvements generally are being depreciated over lives ranging from five to ten years.

Property management fees - affiliates increased $59,521 or 7.4% in 1994 compared to 1993, in line with the increase in rental revenue upon which the property management fees are computed.

Property taxes continue to increase due to higher tax levies from local taxing jurisdictions. The General Partner monitors property tax payments and, when appropriate, appeals the values assigned to its properties upon which the ad valorem taxes are based. For 1994, property tax expense increased 6.3% compared to 1993.

The net increase in all other operating expenses was a modest 2.6% in 1994.

General and administrative expenses decreased $26,918 or 11.7% for the year ended December 31, 1994. This decrease was due to savings the Partnership achieved through a new tax processing and reporting system and reduction in legal and professional fees. General and administrative expenses paid to affiliates decreased $69,170 or 10.2% during 1994 compared to 1993. These expenses include the fixed portion of the MID (the "Fixed MID") and reimbursement of costs incurred by McREMI in managing the Partnership. Fixed MID decreased $124,756 due to its elimination effective July 1, 1993. Cost reimbursements increased $55,586 or 10.0% due to a reduction in the number of properties managed by McREMI over which such costs are allocated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three year period ended December 31, 1995, the Partnership experienced losses totaling $1,485,777. However, during the same three-year period, the Partnership generated $8,392,635 of cash flow from operating activities. Cash flow from operations increased $1,229,641 to $4,138,369 in 1995 compared to 1994. The sale of The Courts Apartments led to decreases in cash paid to suppliers, property taxes paid and escrowed, and interest paid. The decreases in cash paid were partially offset by decreased cash received from tenants also due, principally, to the sale of The Courts Apartments.

Investing activities in 1995 consisted of the sale of The Courts Apartments and the addition of $2,939,050 of improvements to the Partnership's remaining properties. Proceeds from the sale of The Courts Apartments totaled $1,289,573 after retirement of the related mortgage note. Net proceeds from the sale were added to the Partnership's cash reserves. The Partnership continues to invest substantial sums into improvements at its properties. A total of $9,119,647 of improvements have been added to the Partnership's properties over the past three years. An additional $2.0 million of improvements have been budgeted for 1996.

During the past three years, the Partnership has refinanced five mortgage notes that encumber its properties. These transactions have added approximately $3.3 million to the Partnership's cash reserves, after payment of related deferred borrowing costs, and have reduced the weighted average interest rate of the Partnership's mortgage indebtedness to 8.96% from 9.55%. Scheduled principal repayments in 1995, via monthly debt service payments, were comparable to repayments made in 1994 and 1993. A total of $3,684,251 has been repaid over the past three years.

Payments of the contingent portion of the MID (the "Contingent MID") to the General Partner have been suspended since the beginning of 1994. Contingent MID of $908,286 was paid in 1993. Contingent MID payments have been suspended to improve the cash position of the Partnership. See short-term liquidity below.

Short-term liquidity:

At December 31, 1995, the  Partnership  held cash reserves   of  $1,813,594,  up
$1,239,005 from the balance at the end of 1994.

In addition to the sale of The Courts Apartments in September 1995, the General Partner placed Parkway Plaza Shopping Center on the market for sale on December 1, 1994. The General Partner expects to be able to sell the property for an amount sufficient to retire the related mortgage note and still provide some residual cash proceeds for the Partnership's cash reserves. The General Partner anticipates that the appreciation potential of Parkway Plaza is limited, while extensive capital improvement funds would be required to maintain cash from operations at current levels. The Parkway Plaza mortgage note matures on August 1, 1996. If a sale cannot be consummated before the maturity date, and if the Partnership cannot obtain suitable replacement financing for the property, the property could be lost to foreclosure.

The Spanish Oaks mortgage note matured on August 25, 1995. Subsequent to August 1995, the Partnership continued to make monthly mortgage payments, which were accepted by the holder of the Spanish Oaks mortgage note, while the Partnership negotiated a refinancing of the Spanish Oaks mortgage note. On January 26, 1996, the General Partner successfully refinanced the Spanish Oaks mortgage note. Proceeds from the new mortgage note, after retiring the previous mortgage note and after deductions for deferred borrowing costs totaled $346,502. The Partnership was required to deposit $165,291 of the proceeds into various escrow accounts held by the lender for payment of property taxes, hazard insurance and deferred maintenance. The balance of the refinancing proceeds have been added to the Partnership's cash reserves.

During 1995 and 1994, the General Partner deferred collection of Contingent MID and reimbursements of administrative costs incurred by affiliates of the General Partner. For 1995, these deferrals postponed payment of $1,734,854 to the General Partner and its affiliates. The General Partner anticipates resuming payment of Contingent MID and reimbursable administrative costs if the Partnership's properties continue to perform as anticipated.

Despite the large amounts of funds invested in capital improvements over the past three years, the Partnership's properties face challenges keeping up with the improvements still needed. The Partnership has budgeted $2.0 million of capital improvements for the Partnership's properties during 1996. In particular, La Plaza Office Building will require substantial capital improvement funds in 1996. The two largest tenants at La Plaza Office Building vacated or downsized their space during 1995. To make the building attractive to other tenants and to update the facility, the Partnership will need to invest approximately $892,000 into La Plaza. The General Partner believes that the increased value of the property after the improvements are made will provide a strong return on the Partnership's investment.

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds from the facility because no amount will be reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment expires on October 9, 1996.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $9.1 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. Furthermore, the General Partner has budgeted an additional $2 million of capital improvements for 1996. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

As a further source of liquidity, the General Partner may, from time to time, attempt to sell Partnership properties judged to be mature considering the circumstances of the market where the properties are located, as well as the Partnership's need for liquidity. However, there can be no guarantee that the Partnership will be able to sell any of its properties for an amount sufficient to retire the related mortgage note and still provide cash proceeds to the Partnership, or that such cash proceeds could be timed to coincide with the liquidity needs of the Partnership. Currently, Parkway Plaza is being marketed for sale.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of Contingent MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three year period ended December 31, 1995, $109,658, $199,163 and $363,642, respectively, were allocated to the General Partner. The limited partners received allocations of net income (loss) of $2,083,506, $(1,106,528) and $(3,135,218) for the three years ended December 31, 1995, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. Payments of MID have been suspended since the beginning of 1994. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support payments of MID and distributions to the Unit holders.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------

                                                           Page
                                                           Number
                                                           ------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants...........       23

   Balance Sheets at December 31, 1995 and 1994.......       24

   Statements of Operations for each of the three
      years in the period ended December 31, 1995.....       25

   Statements of Partners' Equity (Deficit) for
      each of the three  years in the period ended
      December 31, 1995...............................       26

   Statements of Cash Flows for each of the three
      years in the period ended December 31, 1995.....       27

   Notes to Financial Statements......................       29

   Financial Statement Schedule:

      Schedule III - Real Estate Investments and
         Accumulated Depreciation and Amortization....       42




All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund X, Ltd.:


We have audited the accompanying balance sheets of McNeil Real Estate Fund X, Ltd. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund X, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Andersen LLP



Dallas, Texas
   March 13, 1996

                         McNEIL REAL ESTATE FUND X, LTD.

                                 BALANCE SHEETS


                                                                                 December 31,
                                                                       -----------------------------------
                                                                            1995                 1994
                                                                       ---------------      --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $    10,464,914      $   10,449,117
   Buildings and improvements...............................                78,886,121          76,026,423
                                                                        --------------       -------------
                                                                            89,351,035          86,475,540
   Less:  Accumulated depreciation and amortization.........               (52,651,505)        (49,450,647)
                                                                        --------------       -------------
                                                                            36,699,530          37,024,893

Assets held for sale, net                                                    2,237,733           7,215,032

Cash and cash equivalents...................................                 1,813,594             574,589
Cash segregated for security deposits.......................                   317,834             411,045
Accounts receivable.........................................                   432,618             490,391
Prepaid expenses and other assets...........................                   332,665             365,292
Escrow deposits.............................................                   625,344             990,453
Deferred borrowing costs, net of accumulated
   amortization of $306,342 and $319,020 at
   December 31, 1995 and 1994, respectively.................                 1,179,331           1,308,238
                                                                        --------------       -------------

                                                                       $    43,638,649      $   48,379,933
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    44,454,316      $   52,078,850
Mortgage note payable - affiliates..........................                   800,000             800,000
Accounts payable............................................                   186,785             130,856
Accrued property taxes......................................                   522,951             573,451
Accrued interest............................................                   370,294             304,600
Accrued interest - affiliates...............................                     6,625               5,206
Other accrued expenses......................................                   318,324             307,295
Payable to affiliates - General Partner.....................                 2,907,490           1,172,267
Security deposits and deferred rental revenue...............                   385,231             449,682
                                                                        --------------       -------------
                                                                            49,952,016          55,822,207
                                                                        --------------       -------------

Partners' deficit
   Limited partners - 135,200 limited partnership units
     authorized;  135,030 and 135,090 limited partnership
     units issued and outstanding at December 31, 1995
     and 1994, respectively.................................                (1,788,928)         (3,872,434)
   General Partner..........................................                (4,524,439)         (3,569,840)
                                                                        --------------       -------------
                                                                            (6,313,367)         (7,442,274)

                                                                       $    43,638,649      $   48,379,933
                                                                        ==============       =============


                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS


                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1995               1994               1993
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $   16,878,076     $   17,375,904    $    16,217,889
   Interest................................               105,303             52,583             56,479
   Gain on disposition of real estate......             3,183,698                  -                  -
   Gain on legal settlement................                91,517                  -                  -
   Gain on involuntary conversion..........                     -                  -            268,434
                                                    -------------      -------------     --------------
     Total revenue.........................            20,258,594         17,428,487         16,542,802
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             4,980,917          5,354,150          5,482,833
   Interest - affiliates...................                78,822              5,206                  -
   Depreciation and amortization...........             3,567,913          3,609,402          3,300,229
   Property taxes..........................             1,010,754          1,194,939          1,124,565
   Personnel expenses......................             1,950,309          1,950,481          1,878,349
   Utilities...............................             1,368,713          1,442,254          1,421,217
   Repairs and maintenance.................             2,100,763          2,313,443          2,226,531
   Property management fees -
     affiliates............................               846,482            868,408            808,887
   Other property operating expenses.......             1,119,336          1,077,848          1,084,900
   General and administrative .............               370,824            203,063            229,981
   General and administrative -
     affiliates............................               670,597            609,197            678,367
                                                    -------------      -------------     --------------
     Total expenses........................            18,065,430         18,628,391         18,235,859
                                                    -------------      -------------     --------------

Income (loss) before extraordinary
   items...................................             2,193,164         (1,199,904)        (1,693,057)
Extraordinary items........................                     -            292,539         (1,078,519)
                                                    -------------      -------------     --------------

Net income (loss)..........................        $    2,193,164     $     (907,365)   $    (2,771,576)
                                                    =============      =============     ==============

Net income (loss) allocated to
   limited partners........................        $    2,083,506     $   (1,106,528)   $    (3,135,218)
Net income allocated to
   General Partner.........................               109,658            199,163            363,642
                                                    -------------      -------------     --------------

Net income (loss)..........................        $    2,193,164     $     (907,365)   $    (2,771,576)
                                                    =============      =============     ==============

Net income (loss) per limited
   partnership unit:
   Income (loss) before extraordinary
     items.................................        $        15.43     $       (10.25)   $       (15.62)
   Extraordinary items.....................                     -               2.06             (7.58)
                                                    -------------      -------------     -------------

   Net income (loss) per limited
     partnership unit......................        $        15.43     $        (8.19)   $       (23.20)
                                                    =============      =============     =============


                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1995, 1994 and 1993



                                                                                                        Total
                                                                                                      Partners'
                                                     General                    Limited                Equity
                                                     Partner                    Partners              (Deficit)
                                                 ----------------           -----------------    ------------------
Balance at December 31, 1992..............       $    (2,673,356)           $        369,312     $      (2,304,044)

Net income (loss).........................               363,642                  (3,135,218)           (2,771,576)

Contingent Management Incentive
   Distribution...........................              (824,487)                          -              (824,487)
                                                  --------------             ---------------      ----------------

Balance at December 31, 1993..............            (3,134,201)                 (2,765,906)           (5,900,107)

Net income (loss).........................               199,163                  (1,106,528)             (907,365)

Contingent Management Incentive
   Distribution...........................              (634,802)                          -              (634,802)
                                                  --------------             ---------------      ----------------

Balance at December 31, 1994..............            (3,569,840)                 (3,872,434)           (7,442,274)

Net income................................               109,658                   2,083,506             2,193,164

Contingent Management Incentive
   Distribution...........................            (1,064,257)                          -            (1,064,257)
                                                  --------------             ---------------      ----------------

Balance at December 31, 1995..............       $    (4,524,439)           $     (1,788,928)    $      (6,313,367)
                                                  ==============             ===============      ================










                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                              For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1995                1994               1993
                                                   ---------------    ---------------   ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $   16,953,669     $   17,305,399    $    16,230,865
   Cash paid to suppliers..................            (6,541,879)        (7,157,611)        (6,879,499)
   Cash paid to affiliates.................              (846,113)        (1,020,972)        (1,480,744)
   Interest received.......................               105,303             52,583             56,479
   Interest paid...........................            (4,593,039)        (5,142,089)        (5,192,876)
   Interest paid to affiliates.............               (77,403)                 -                  -
   Gain on legal settlement................                91,517                  -                  -
   Property taxes paid and escrowed........              (953,686)        (1,128,582)        (1,388,687)
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             4,138,369          2,908,728          1,345,538
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate investments....            (2,939,050)        (2,143,853)        (4,036,744)
   Proceeds from disposition of
     real estate investment................             7,905,804                  -                  -
   Insurance proceeds......................                     -                  -            268,434
                                                    -------------      -------------    ---------------
Net cash provided by (used in)
   investing activities....................             4,966,754         (2,143,853)        (3,768,310)
                                                    -------------      -------------     ---------------

Cash flows from financing activities:
   Net proceeds from (cash used in)
     refinancing mortgage notes
     payable...............................                     -         (1,123,933)         5,603,875
   Net proceeds from mortgage
     note payable - affiliates.............                     -            800,000                  -
   Retirement of mortgage notes due
     to disposition of real estate.........            (6,616,231)                 -                  -
   Principal payments on mortgage
     notes payable.........................            (1,184,440)        (1,177,719)        (1,322,092)
   Deferred borrowing costs paid...........               (65,447)          (165,912)        (1,037,066)
   Contingent Management Incentive
     Distribution..........................                     -                  -           (908,286)
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   financing activities....................            (7,866,118)        (1,667,564)         2,336,431
                                                    -------------      -------------     --------------

Net increase (decrease) in cash and
     cash equivalents......................             1,239,005           (902,689)           (86,341)
Cash and cash equivalents at
     beginning of year.....................               574,589          1,477,278          1,563,619
                                                    -------------      -------------     --------------

Cash and cash equivalents at
     end of year...........................        $    1,813,594     $      574,589    $     1,477,278
                                                    =============      =============     ==============

See discussion of noncash investing activity in Note 10 - "Gain on Involuntary Conversion."

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                             For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1995               1994               1993
                                                   --------------     ---------------   ----------------
Net income (loss)..........................        $    2,193,164     $     (907,365)   $    (2,771,576)
                                                    -------------      -------------     --------------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization...........             3,567,913          3,609,402          3,300,229
   Amortization of deferred borrowing
     costs.................................               146,047            142,512            124,239
   Amortization of discounts on
     mortgage notes payable................               176,137            188,586            178,770
   Gain on disposition of real estate......            (3,183,698)                 -                  -
   Gain on involuntary conversion..........                     -                  -           (268,434)
   Extraordinary items.....................                     -           (292,539)         1,078,519
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                93,211            (26,923)           (45,913)
     Accounts receivable...................                57,773            (16,358)            68,856
     Prepaid expenses and other
       assets..............................                32,627            (31,540)           (23,388)
     Escrow deposits.......................               365,109            (17,706)          (306,215)
     Accounts payable......................                55,929           (163,512)           (81,486)
     Accrued property taxes................               (50,500)           (25,133)           (25,119)
     Accrued interest......................                65,694           (119,037)           (13,052)
     Accrued interest - affiliates.........                 1,419              5,206                  -
     Other accrued expenses................                11,029            103,180             76,331
     Payable to affiliates - General
       Partner.............................               670,966            456,633              6,510
     Security deposits and deferred
       rental revenue......................               (64,451)             3,322             47,267
                                                    -------------      -------------     --------------
       Total adjustments...................             1,945,205          3,816,093          4,117,114
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $    4,138,369     $    2,908,728    $    1,345,538
                                                    =============      =============     =============


                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund X, Ltd. (the "Partnership") was organized June 1, 1979, as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil. The Partnership is governed by an amended and restated partnership agreement of limited partnership dated October 9, 1991, as amended (the "Amended Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1995, the Partnership owned twelve income-producing properties as described in Note 4 - Real Estate Investments.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership's financial statements include the accounts of the following listed tier limited partnerships. These single asset tier limited partnerships were formed to accommodate the refinancing of the respective properties. The Partnership's and the General Partner's ownership interest in each tier limited partnership are detailed below. The Partnership retains effective control of each tier limited partnership. The General Partner's minority interest is not presented as it is immaterial.

                                                                            % of Ownership Interest
     Tier Partnership                                                   Partnership     General Partner
     ----------------                                                   -----------     ---------------
     Briarwood Fund X Limited Partnership (a) (b).................           100                -
     Coppermill Fund X Limited Partnership (a) (c)................           100                -
     Courts Fund X Associates, L.P. (b)...........................            99                1
     Orchard Fund X Limited Partnership (a) (b)...................           100                -
     Quail Meadows Fund X Limited Partnership (a) (b).............           100                -
     Regency Park Fund X Associates, L.P. (b).....................            99                1
     Sandpiper Fund X Limited Partnership (a) (b).................           100                -
     Spanish Fund X, Ltd. (d).....................................           100                -

(a) The general partner of these limited partnerships is a corporation whose stock is 100% owned by the Partnership.

(b) Included in financial statements for years ended December 31, 1995, 1994 and 1993.

(c) Included in financial statements for years ended December 31, 1995 and 1994.

(d)  Spanish Fund X, Ltd. commenced business activity on January 26, 1996.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of cost or net realizable value. Real estate investments are monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Assets Held for Sale
--------------------

Assets held for sale are stated at the lower of cost or net realizable value.

Depreciation
------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 38 years. Tenant improvements are amortized over the terms of the related tenant leases using the straight-line method.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit with financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of various mortgage indebtedness agreements. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the terms of the related mortgage notes payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Discounts on Mortgage Notes Payable
-----------------------------------

Discounts on mortgage notes payable are amortized over the remaining terms of the related mortgage notes using the effective interest method. Amortization of discounts on mortgage notes payable is included in interest expense on the Statements of Operations.

Rental Revenue
--------------

The Partnership leases its residential properties under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned.

The Partnership leases its commercial properties under non-cancelable operating leases. Certain leases provide concessions and/or periods of escalating or free rent. Rental revenue is recognized on a straight-line basis over the term of the related leases. The excess of the rental revenue recognized over the contractual rental payments is recorded as accrued rent receivable and included in accounts receivable on the Balance Sheets.

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

The Amended Partnership Agreement provides for net income or net loss of the Partnership for both financial statement and income tax reporting purposes to be allocated as indicated below. For allocation purposes, net income and net loss of the Partnership is determined prior to deductions for depreciation.

(a) First, 5% of all deductions for depreciation shall be allocated to the General Partner, and 95% of all deductions for depreciation shall be allocated to the limited partners;

(b) then, an amount of net income equal to the cumulative amount of the contingent portion of the Management Incentive Distribution ("MID") paid to the General Partner for which no income has previously been allocated (see
     Note 2 - "Transactions with Affiliates") shall be allocated to the General Partner; provided, however, that if all or a portion of such payment consists of limited partnership units ("Units"), the amount of net income allocated to the General Partner shall be equal to the amount of cash the General Partner would have otherwise received;

(c) then, any remaining net income shall be allocated to the General Partner and to the limited partners so that the total amount of net income allocated to the General Partner pursuant to (b) above and this paragraph
     (c) and to the limited partners pursuant to this paragraph (c) shall be in the ratio of 5% to the General Partner and 95% to the limited partners.

(d) Net loss shall be allocated 5% to the General Partner and 95% to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994 and 1993 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a) first, to the General Partner, an amount equal to the contingent portion of the MID, and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

No distributions were made to the limited partners in 1995, 1994 or 1993. The Partnership accrued distributions of $1,064,257, $634,802 and $824,487 for the benefit of the General Partner for the years ended December 31, 1995, 1994 and 1993, respectively. These distributions are the contingent portion of the MID pursuant to the Amended Partnership Agreement.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per Unit is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 135,030, 135,090 and 135,120 Units outstanding in 1995, 1994 and 1993, respectively.

Reclassifications
-----------------

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI may choose to perform leasing services for the Partnership's commercial properties, in which case McREMI will receive a property management fee equal to 3% of the gross rental receipts of the Partnership's commercial properties plus a commission for performing leasing services equal to the prevailing market rate for such services in the area where the property is located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership reimbursed an affiliate of the General Partner for costs incurred in connection with the 1993 refinancing and modification of mortgage notes. These costs are capitalized as deferred borrowing costs and amortized over the remaining term of the related mortgage notes.

Under terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% of the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion which was payable without respect to the net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and was equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminates the Fixed MID and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID remain the same.

Fixed MID was payable in Units unless the Entitlement Amount exceeded the amount necessary to pay Contingent MID, in which case, at the General Partner's option, the Fixed MID was paid in cash to the extent of such excess.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. The General Partner has deferred collection of the MID since January 1, 1994. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. During 1995, 1994 and 1993, no Units were issued as payment for the MID.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment does have a material effect on the calculation of the Entitlement Amount which determines the amount of Contingent MID earned and the amount of Fixed MID payable in cash. Capital improvements are excluded from cash flow, as defined. The majority of the base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. If base period cash flow had been measured on a basis comparable with incentive period cash flow, Contingent MID would have been reduced by $256,656 for the year ended December 31, 1994. The amendment of the capitalization policy did not materially affect MID for 1995 or 1993 as the Entitlement Amount was sufficient to pay Contingent MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The Fixed MID was treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:


                                                               For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1995               1994               1993
                                                   --------------     --------------    ---------------
Deferred borrowing costs...................        $            -     $            -    $        51,020
Property management fees -
   affiliates..............................               846,482            868,408            808,887
Interest - affiliates......................                78,822              5,206                  -
Charged to general and
   administrative - affiliates:
   Partnership administration..............               670,597            609,197            553,611
   Fixed MID...............................                     -                  -            124,756
                                                    -------------      -------------     --------------

                                                   $    1,595,901     $    1,482,811    $     1,538,274
                                                    =============      =============     ==============

Charged to General Partner's deficit:
   Contingent MID..........................        $    1,064,257     $      634,802    $       824,487
                                                    =============      =============     ==============

Payable to affiliates - General Partner at December 31, 1995 and 1994 consists of Contingent MID, reimbursable costs and property management fees which are due and payable from current operations.

NOTE 3 - TAXABLE LOSS
---------------------

McNeil Real Estate Fund X, Ltd. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The  Partnership's  net assets and liabilities for tax purposes exceeded the net
assets  and  liabilities  for  financial   reporting  purposes  by  $13,571,531,
$11,156,745 and $9,454,176 at December 31, 1995, 1994 and 1993, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments held at December 31, 1995 and 1994 are set forth in the following tables:

                                                    Buildings and        Accumulated          Net Book
       1995                         Land            Improvements         Depreciation           Value
       ----                   ---------------      --------------      ---------------     --------------
Briarwood
   Tucson, AZ                 $       489,437      $    5,044,948      $   (3,486,893)     $    2,047,492
Cave Spring Corners
   Roanoke, VA                        792,077           4,487,055          (2,998,581)          2,280,551
Coppermill
   Tulsa, OK                        1,176,980          12,061,904          (8,900,290)          4,338,594
Iberia Plaza
   New Iberia, LA                     836,792           4,965,167          (2,719,859)          3,082,100
La Plaza
   Las Vegas, NV                    2,761,441           6,361,255          (4,118,450)          5,004,246
Lakeview Plaza
   Lexington, KY                    1,554,404           7,262,788          (5,057,438)          3,759,754
Orchard
   Lawrence, IN                       366,938           9,169,739          (6,144,459)          3,392,218
Quail Meadows
   Wichita, KS                        754,551          10,794,946          (7,058,393)          4,491,104
Regency Park
   Ft. Wayne, IN                      280,131           5,070,196          (3,557,228)          1,793,099
Sandpiper
   Westminster, CO                    866,107           7,665,705          (4,691,953)          3,839,859
Spanish Oaks
   San Antonio, TX                    586,056           6,002,418          (3,917,961)          2,670,513
                                -------------       -------------       -------------       -------------

                               $   10,464,914      $   78,886,121      $  (52,651,505)     $   36,699,530
                                =============       =============       =================   =============


                                                    Buildings and        Accumulated           Net Book
       1994                          Land           Improvements         Depreciation            Value
       ----                    --------------      --------------      ---------------     --------------
Briarwood                      $      489,437      $    4,940,758      $   (3,282,004)     $    2,148,191
Cave Spring Corners                   776,280           4,324,604          (2,840,426)          2,260,458
Coppermill                          1,176,980          11,938,789          (8,331,543)          4,784,226
Iberia Plaza                          836,792           4,260,110          (2,576,670)          2,520,232
La Plaza                            2,761,441           5,586,215          (3,904,450)          4,443,206
Lakeview Plaza                      1,554,404           7,248,152          (4,772,904)          4,029,652
Orchard                               366,938           8,989,936          (5,760,219)          3,596,655
Quail Meadows                         754,551          10,608,253          (6,635,031)          4,727,773
Regency Park                          280,131           4,842,550          (3,345,852)          1,776,829
Sandpiper                             866,107           7,501,138          (4,367,651)          3,999,594
Spanish Oaks                          586,056           5,785,918          (3,633,897)          2,738,077
                                -------------       -------------       -------------       -------------

                               $   10,449,117     $    76,026,423      $  (49,450,647)     $   37,024,893
                                =============      ==============       =============       =============

During 1994, the General Partner placed The Courts Apartments and Parkway Plaza on the market for sale. The Courts Apartments was sold September 14, 1995. See
Note 7 - "Disposition of Real Estate." The Courts Apartments is classified as an asset held for sale at December 31, 1994. Parkway Plaza is classified as an asset held for sale at December 31, 1995 and 1994.

The Partnership leases its commercial properties under various non-cancelable operating leases. In most cases, the Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases. Future minimum rents to be received from commercial properties as of December 31, 1995, are as follows:

                                                                Real Estate           Asset Held
                                                                Investments            For Sale
                                                              ---------------       ---------------
       1996......................................             $     2,312,000       $       558,000
       1997......................................                   2,059,000               509,000
       1998......................................                   1,768,000               481,000
       1999......................................                   1,577,000               412,000
       2000......................................                   1,291,000               330,000
       Thereafter................................                   3,654,000               606,000
                                                               --------------        --------------

                                                              $    12,661,000       $     2,896,000
                                                               ==============        ==============

Future minimum rents do not include contingent rents based on sales volume of tenants. Contingent rents amounted to $86,571, $99,514 and $77,899 for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. The expense reimbursements amounted to $177,095, $399,360 and $318,444 for the years ended December 31, 1995, 1994 and 1993, respectively.

The   Partnership's   real  estate   investments   are  encumbered  by  mortgage
indebtedness as discussed in Note 5 - "Mortgage Notes Payable" and Note 6 - "Mortgage Note Payable - Affiliates."

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes payable of the Partnership at December 31, 1995 and 1994. All mortgage notes payable are secured by real estate investments.

                        Mortgage          Annual              Monthly
                        Lien              Interest           Payments/                    December 31,
Property                Position     (a)  Rates %          Maturity Date            1995                1994
--------                ----------------  -------      ---------------------   --------------     ---------------
Briarwood               First                 8.150       $18,340  07/03 (h)   $    2,213,347     $    2,251,332
                        Discount (g)                                                  (53,434)           (58,904)
                                                                                -------------      -------------
                                                                                    2,159,913          2,192,428
                                                                                -------------      -------------
Cave Spring
   Corners              First                 9.500        27,958  06/98 (h)        3,118,079          3,155,412
                                                                                -------------     --------------

Coppermill              First (b)            10.405        45,800  01/02 (h)        5,022,484          5,046,000
                                                                                -------------     --------------

The Courts              First                10.875                (c)                      -          6,655,775
                        Improvement           7.500-
                         district liens       7.850                (d)                      -            149,992
                                                                                -------------     --------------
                                                                                            -          6,805,767
                                                                                -------------     --------------

Iberia Plaza            First                 9.250        27,137  11/98 (h)        2,204,675          2,320,507
                        Discount (g)                                                 (128,170)          (172,031)
                                                                                -------------     --------------
                                                                                    2,076,505          2,148,476
                                                                                -------------     --------------

La Plaza                First                10.125        31,386  03/97 (h)        2,523,308          2,638,061
                                                                                -------------     --------------

Lakeview Plaza          First                 9.125        38,815  06/08            3,449,492          3,593,299
                                                                                -------------     --------------



                        Mortgage          Annual              Monthly
                        Lien              Interest           Payments/                   December 31,
Property                Position     (a)  Rates %          Maturity Date            1995               1994
--------                ----------------  -------      ---------------------   --------------    ----------------
Orchard                 First                 8.150       $53,393    07/03 (h) $    6,443,726    $     6,554,315
                        Discount (g)                                                 (155,555)          (171,494)
                                                                                -------------     --------------
                                                                                    6,288,171          6,382,821
                                                                                -------------     --------------

Parkway Plaza           Wrap (e)              9.250        34,054    08/96 (h)      2,642,502          2,798,778
                        Discount (g)                                                 (279,752)          (318,756)
                                                                                -------------     --------------
                                                                                    2,362,750          2,480,022
                                                                                -------------     --------------

Quail Meadows           First                 8.150        50,634    07/03 (h)      6,110,762          6,215,636
                        Discount (g)                                                 (143,537)          (160,657)
                                                                                -------------     --------------
                                                                                    5,967,225          6,054,979
                                                                                -------------     --------------

Regency Park            First                 8.375        23,382    10/17          2,808,581          2,851,951
                        Discount (g)                                                 (386,936)          (402,017)
                                                                                -------------     --------------
                                                                                    2,421,645          2,449,934
                                                                                -------------     --------------

Sandpiper               First                 8.150        47,046    07/03 (h)      5,677,715          5,775,158
                        Discount (g)                                                 (137,196)          (151,166)
                                                                                -------------     --------------
                                                                                    5,540,519          5,623,992
                                                                                -------------     --------------

Spanish Oaks            First (f)            10.000        31,392    08/95 (h)      3,524,225          3,533,351
                        Discount (g)                                                        -            (25,692)
                                                                                -------------     --------------
                                                                                    3,524,225          3,507,659
                                                                                -------------     --------------

                                                                              $    44,454,316    $    52,078,850
                                                                                =============     ==============

(a)  The debt is non-recourse to the Partnership.

(b) The Partnership refinanced the Coppermill mortgage note on December 8, 1994. See Note 8 - "Refinancing of Mortgage Notes."

(c) The Partnership sold The Courts Apartments on September 14, 1995, and the related first lien was retired using proceeds from the sale. See Note 7 - "Disposition of Real Estate."

(d) The Courts Apartments were subject to several improvement district liens. The Partnership sold The Courts Apartments on September 14, 1995, and the improvement district liens were assumed by the purchaser. See Note 7 - "Disposition of Real Estate."

(e) The holder of the Parkway Plaza mortgage note had an option to call the Parkway Plaza mortgage note, upon giving 180 days notice to the Partnership, for a period of one year beginning November 1995. On December 1, 1995, the holder exercised the option and set the maturity date of the Parkway Plaza mortgage note at August 1, 1996.

(f) The Spanish Oaks mortgage note matured in August 1995. Subsequent to August 1995, the Partnership continued to make monthly debt service payments, which were accepted by the holder of the Spanish Oaks mortgage note, while the Partnership negotiated a refinancing of the Spanish Oaks mortgage note. The Partnership succeeded in refinancing the Spanish Oaks mortgage note on January 26, 1996. See Note 13 - "Subsequent Event."

(g) Discounts for the Iberia Plaza, Parkway Plaza and Spanish Oaks mortgage notes are based on effective interest rates of 10% to 13%. The discount for the Regency Park mortgage note is based on an effective interest rate of 10.375%. Discounts for the Briarwood, Orchard, Quail Meadows and Sandpiper mortgage notes are based on an effective interest rate of 8.622%.

(h) Balloon payments on the Partnership's mortgage notes, including the new Spanish Oaks mortgage note (see Note 13 - "Subsequent Event"), are due as follows:


           Property                                               Balloon Payment            Date
           --------                                               ---------------            -----
       Parkway Plaza......................................        $     2,544,466            08/96
       La Plaza...........................................              2,362,599            03/97
       Cave Spring Corners................................              3,007,722            06/98
       Iberia Plaza.......................................              1,812,114            11/98
       Coppermill.........................................              4,798,763            01/02
       Spanish Oaks.......................................              3,689,221            01/03
       Briarwood..........................................              1,804,449            07/03
       Orchard............................................              5,253,301            07/03
       Quail Meadows......................................              4,981,860            07/03
       Sandpiper..........................................              4,628,805            07/03

Scheduled principal maturities of the Partnership's mortgage notes, including the new Spanish Oaks mortgage note (see Note 13 - "Subsequent Event"), but before consideration of discounts of $1,284,580, are as follows:


       1996...............................................        $     3,580,546
       1997...............................................              3,286,768
       1998...............................................              5,738,374
       1999...............................................                835,951
       2000...............................................                909,755
       Thereafter.........................................             31,863,277
                                                                   --------------

                                                                  $    46,214,671
                                                                   ==============

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the Partnership's mortgage notes payable was approximately $45,756,000 at December 31, 1995.

NOTE 6 - MORTGAGE NOTE PAYABLE - AFFILIATE
------------------------------------------

The following table sets forth the mortgage note payable - affiliate of the Partnership at December 31, 1995 and 1994. The affiliate mortgage note is secured by real estate investments of the Partnership.

                         Mortgage         Annual              Monthly
                         Lien             Interest           Payments/                 December 31,
Property                 Position (a)     Rates %          Maturity Date         1995              1994
--------                 ------------     ----------       --------------     ---------         ---------
Lakeview Plaza (b)       Second              (c)             (c)     8/97     $ 800,000         $ 800,000
                                                                               ========          ========

(a)  The debt is non-recourse to the Partnership.

(b) On August 1, 1994, the Partnership obtained a mortgage loan commitment from an affiliate of the General Partner for an amount up to $1,000,000. An initial amount of $800,000 was funded on December 6, 1994.

(c) The note requires monthly payments of interest only equal to the prime lending rate plus 1%. At December 31, 1995, the prime rate equaled 8.5%.

Under terms of the Amended Partnership Agreement, borrowings from affiliates approximate fair market value.

NOTE 7 - DISPOSITION OF REAL ESTATE
-----------------------------------

On September 14, 1995, the Partnership sold The Courts Apartments to an unaffiliated buyer for a cash sales price of $8,050,000. The buyer also assumed the improvement district liens that encumbered the property. Cash proceeds from this transaction, as well as the gain on sale of The Courts Apartments are detailed below.

                                                                     Gain on Sale           Cash Proceeds
                                                                    --------------         ---------------

       Cash sales price....................................         $    8,050,000         $     8,050,000
       Improvement district liens assumed
         by buyer.........................................                 140,358                 140,358
                                                                     -------------           -------------
       Total sales price..................................               8,190,358               8,190,358

       Selling costs......................................                (284,554)               (284,554)
       Basis of deferred borrowing costs written off......                 (48,307)
       Basis of real estate sold..........................              (4,673,799)
                                                                     -------------

       Gain on sale.......................................          $    3,183,698
                                                                     ==============          -------------

       Proceeds from disposition of real estate
         investment.......................................                                       7,905,804
       Retirement of mortgage note........................                                      (6,475,873)
       Assumption of improvement district liens...........                                        (140,358)
                                                                                             -------------

       Net cash proceeds..................................                                  $    1,289,573
                                                                                             =============

NOTE 8 - REFINANCING OF MORTGAGE NOTES
--------------------------------------

During 1994, the Partnership and the holder of the former Coppermill mortgage note agreed to extend the maturity date of the former Coppermill mortgage note from May 1, 1994, to August 1, 1994, and again to December 31, 1994. In consideration for the maturity date extensions, the Partnership paid four balloon payments totaling $400,000. In addition to the balloon payments, the interest rate on the former Coppermill mortgage note increased to 10.0% from 9.25% effective August 22, 1994.

On December 8, 1994, the Partnership refinanced the Coppermill mortgage note. See Note 5 - "Mortgage Notes Payable." The new mortgage note, in the amount of $5,046,000, bears interest at 10.405%, requires monthly principal and interest payments of $45,800, and matures on January 1, 2002. Cash used to close the refinancing transaction is as follows:


       New loan proceeds..................................        $      5,046,000
       Existing debt retired..............................              (5,769,933)
       1994 balloon payments..............................                (400,000)
                                                                   ---------------

       Cash used in refinancing...........................        $     (1,123,933)
                                                                   ===============

The Partnership incurred $165,912 of deferred borrowing costs related to the refinancing of the Coppermill mortgage note. The Partnership was also required to fund $146,573 into various escrows for capital improvements, property taxes and insurance.

On June 24, 1993, the General Partner refinanced a portfolio of properties via a Real Estate Mortgage Investment Conduit ("REMIC"). See Note 5 - "Mortgage Notes Payable." This REMIC consists of a pool of properties from various partnerships affiliated with the General Partner. Four of the Partnership's properties, Briarwood Apartments, Orchard Apartments, Quail Meadows Apartments and Sandpiper Apartments, were included in the REMIC. The properties in the REMIC are not cross-collateralized between the various partnerships, but are cross-collateralized within the same partnership. The new mortgage loans bear an interest rate of 8.15%, discounted to yield an effective interest rate of 8.622%, and mature in July 2003. A summary of the cash proceeds from the refinancings follows on the next page.

                                                 Briarwood                  Orchard                 Quail Meadows
                                            ------------------        ------------------         ------------------

       New loan proceeds..............      $       2,300,000         $       6,696,000          $       6,350,000
       Existing debt retired..........             (1,490,568)               (5,444,317)                (3,791,919)
       Mortgage discount..............                (66,834)                 (194,576)                  (184,522)
       Prepayment penalties...........                      -                  (110,000)                         -
                                             ----------------           ---------------           ----------------

       Proceeds from refinancing......      $         742,598         $         947,107          $       2,373,559
                                             ================          ================           ================

                                                 Sandpiper                    Total
                                            ------------------        ------------------

       New loan proceeds..............      $       5,900,000         $      21,246,000
       Existing debt retired..........             (3,998,878)              (14,725,682)
       Mortgage discount..............               (171,446)                 (617,378)
       Prepayment penalties...........               (189,065)                 (299,065)
                                             ----------------           ---------------

       Proceeds from refinancing......      $       1,540,611         $       5,603,875
                                             ================          ================

The Partnership incurred $1,017,123 of deferred borrowing costs related to the REMIC refinancings. The Partnership was also required to use $934,739 of the loan proceeds to fund various escrows for capital improvements, property taxes and insurance. The Partnership recognized an extraordinary loss on extinguishment of debt in the amount of $1,078,519 that is attributable to prepayment penalties and the write-off of unamortized mortgage discounts and unamortized deferred borrowing costs related to the retired mortgage notes.

NOTE 9 - GAIN ON EXTINGUISHMENT OF DEBT
---------------------------------------

On May 18, 1994, the Partnership paid off the Iberia Plaza second mortgage note for a cash payment of $100,000. This transaction resulted in an extraordinary gain on extinguishment of debt as set forth in the following schedule.


       Principal balance of mortgage note.................        $        477,016
       Unamortized discount on mortgage note..............                 (83,372)
       Cash payment.......................................                (100,000)
       Transaction costs..................................                  (1,105)
                                                                   ---------------

       Gain on extinguishment of debt.....................        $        292,539
                                                                   ===============

NOTE 10 - GAIN ON INVOLUNTARY CONVERSION
----------------------------------------

On August 26, 1992, Hurricane Andrew caused approximately $475,200 of damage to Iberia Plaza. The Partnership received $468,434 from its insurance carrier to repair property damages at Iberia Plaza, and an additional $54,000 to reimburse the Partnership for lost rents while repairs were under way. Insurance reimbursements received in excess of the basis of the property damaged were recorded as gain on involuntary conversion on the Statements of Operations. The gain on involuntary conversion equaled $268,434 and $192,168 for the years ended December 31, 1993 and 1992, respectively.

NOTE 11 - LEGAL PROCEEDINGS
---------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 3, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 4, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 4, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 5, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 6, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

7) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young BDO Seidman et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, BDO Seidman, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

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

NOTE 12 - GAIN ON LEGAL SETTLEMENT
----------------------------------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark Corporation ("Southmark"), an affiliate of a previous general partner, for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $69,234 in cash, and common and preferred stock in the reorganized Southmark. The cash and stock represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995, for $22,283 which, when combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $91,517.

NOTE 13 - SUBSEQUENT EVENT (UNAUDITED)
--------------------------------------

On January 26, 1996, the Partnership refinanced the Spanish Oaks mortgage note. The new mortgage note, in the amount of $4,000,000, bears interest at 7.71%, requires monthly principal and interest payments of $28,546, and matures on January 26, 2003. Cash proceeds from the refinancing transaction are as follows:


       New loan proceeds..................................        $      4,000,000
       Existing debt retired..............................              (3,524,225)
                                                                   ---------------

       Proceeds from refinancing..........................        $        475,775
                                                                   ===============

The Partnership incurred $129,273 of deferred borrowing costs related to the refinancing of the Spanish Oaks mortgage note. The Partnership was also required to fund $165,291 into various escrows for property taxes, hazard insurance and deferred maintenance.

                         McNEIL REAL ESTATE FUND X, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995

                                                                                  Cumulative           Costs
                                                    Initial Cost (b)            Write-down          Capitalized
                          Related (b)                         Buildings and     and Permanent        Subsequent
Description               Encumbrances         Land           Improvements        Impairment       To Acquisition
-----------               ------------         ----           -------------     -------------      --------------
Apartments:
Briarwood
   Tucson, AZ             $     2,159,913   $       489,437   $     4,356,477    $           -     $     688,471

Coppermill
   Tulsa, OK                    5,022,484         1,176,980        13,146,794       (2,600,000)        1,515,110

Orchard
   Lawrence, IN                 6,288,171           366,938         7,611,708                -         1,558,031

Quail Meadows
   Wichita, KS                  5,967,225           754,551         9,387,261                -         1,407,685

Regency Park
   Fort Wayne, IN               2,421,645           280,131         4,060,970                -         1,009,226

Sandpiper
   Westminster, CO              5,540,519           866,107         5,991,007                -         1,674,698

Spanish Oaks
   San Antonio, TX              3,524,225           586,056         4,618,711                -         1,383,707

Office Building:

La Plaza
   Las Vegas, NV                2,523,308         2,761,441         4,388,847                -         1,972,408

Shopping Centers:

Cave Springs Corners
   Roanoke, VA                  3,118,079           776,280         3,685,098                -           817,754

Iberia Plaza
   New Iberia, LA               2,076,505           836,792         3,851,121                -         1,114,046

Lakeview Plaza
   Lexington, KY                4,249,492         1,554,404         6,986,277         (129,914)          406,425
                           --------------    --------------    --------------     ------------     -------------

                          $    42,891,566   $    10,449,117   $    68,084,271    $  (2,729,914)   $   13,547,561
                           ==============    ==============    ==============     ============     =============

Asset Held for Sale:

Parkway Plaza
   Lafayette, LA          $     2,362,750
                           --------------

                          $     2,362,750
                           ==============

(b) The encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

                    See accompanying notes to Schedule III.

                         McNEIL REAL ESTATE FUND X, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995

                                           Gross Amount at
                                    Which Carried at Close of Period                 Accumulated
                                                 Buildings and                       Depreciation
Description                      Land            Improvements          Total (a)     and Amortization
-----------                      ----            ------------          ---------     ----------------
Apartments:
Briarwood
   Tucson, AZ                 $      489,437     $    5,044,948   $      5,534,385   $    (3,486,893)

Coppermill
   Tulsa, OK                       1,176,980         12,061,904         13,238,884        (8,900,290)

Orchard
   Lawrence, IN                      366,938          9,169,739          9,536,677        (6,144,459)

Quail Meadows
   Wichita, KS                       754,551         10,794,946         11,549,497        (7,058,393)

Regency Park
   Fort Wayne, IN                    280,131          5,070,196          5,350,327        (3,557,228)

Sandpiper
   Westminster, CO                   866,107          7,665,705          8,531,812        (4,691,953)

Spanish Oaks
   San Antonio, TX                   586,056          6,002,418          6,588,474        (3,917,961)

Office Building:

La Plaza
   Las Vegas, NV                   2,761,441          6,361,255          9,122,696        (4,118,450)

Shopping Centers:

Cave Spring Corners
   Roanoke, VA                       792,077          4,487,055          5,279,132        (2,998,581)

Iberia Plaza
   New Iberia, LA                    836,792          4,965,167          5,801,959        (2,719,859)

Lakeview Plaza
   Lexington, KY                   1,554,404          7,262,788          8,817,192        (5,057,438)
                              --------------     --------------   ----------------     -------------
                             $    10,464,914    $    78,886,121  $      89,351,035    $  (52,651,505)
                              ==============     ==============   ================     =============

Asset Held for Sale:

Parkway Plaza
   Lafayette, La                                                         2,237,733
                                                                   ---------------
                             $           (c)    $           (c)   $      2,237,733    $           (c)
                              ==============     ==============    ===============     =============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $100,274,995 and accumulated depreciation was $57,593,126 December 31, 1995.

(c) Assets held for sale are carried at the lower of cost or net realizable value. Historical cost, net of accumulative depreciation and cumulative write-downs, becomes the new cost basis when the asset is classified as "Asset Held for Sale".


                     See accompanying notes to Schedule III.

                         McNEIL REAL ESTATE FUND X, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995

                               Date of                     Date                 Depreciable
Description                 Construction                 Acquired              lives (years)
-----------                 ------------                 --------              -------------
Apartments:
Briarwood
   Tucson, AZ                   1978                        07/80                   4-33

Coppermill
   Tulsa, OK                    1978                        10/80                   6-38

Orchard
   Lawrence, In                 1973                        12/80                   3-33

Quail Meadows
   Wichita, KS                  1978                        06/80                   6-35

Regency Park
   Fort Wayne, IN               1970                        06/80                   3-30

Sandpiper
   Westminster, CO              1974                        04/80                   3-34

Spanish Oaks
   San Antonio, TX              1968                        08/80                   3-30

Office Building:

La Plaza
   Las Vegas, NV                1977                        09/80                   4-34

Shopping Centers:

Cave Spring Corners
   Roanoke VA                   1973                        10/80                   5-25

Iberia Plaza
   New Iberia LA                1978                        06/80                   8-38

Lakeview Plaza
   Lexington, KY                1979                        07/80                   15-35

Asset Held for Sale:

Parkway Plaza
   Lafayette, LA


                     See accompanying notes to Schedule III.

                         McNEIL REAL ESTATE FUND X, LTD.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments, accumulated depreciation and amortization, and assets held for sale is as follows:


                                                               For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1995               1994               1993
                                                   --------------     --------------    ---------------

Real estate investments:
------------------------
Balance at beginning of year...............        $   86,475,540     $  101,188,388    $    97,151,644

Improvements...............................             2,875,495          2,143,853          4,036,744

Reclassification of assets held
   for sale................................                     -        (16,856,701)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   89,351,035     $   86,475,540    $   101,188,388
                                                    =============      =============     ==============


Accumulated depreciation and amortization:
------------------------------------------

Balance at beginning of year...............        $   49,450,647     $   55,482,914    $    52,182,685

Depreciation and amortization..............             3,200,858          3,609,402          3,300,229

Reclassification of assets held
   for sale................................                     -         (9,641,669)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   52,651,505     $   49,450,647    $    55,482,914
                                                    =============      =============     ==============


Assets Held for Sale:
---------------------

Balance at beginning of year...............        $    7,215,032     $           -

Reclassification of assets held
   for sale................................                     -         7,215,032

Improvements...............................                63,555                  -

Depreciation and amortization..............              (367,055)                 -

Disposition of asset held for sale.........            (4,673,799)                 -
                                                    -------------      -------------

Balance at end of year.....................        $    2,237,733     $    7,215,032
                                                    =============      =============


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------    -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------

None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Robert A. McNeil,              75       Mr.  McNeil  is also  Chairman  of the Board and  Director  of McNeil  Real
Chairman of the                         Estate  Management,  Inc.  ("McREMI")  which is an affiliate of the General
Board and Director                      Partner.  He has held the foregoing  positions  since the formation of such entity  in  1990.  Mr.  McNeil  received  his  B.A.  degree  from  Stanford
                                        University  in 1942 and his  L.L.B.  degree  from  Stanford  Law  School in
                                        1948. He is a member of the State Bar of  California  and has been involved in  real  estate  financing  since  the  late  1940's  and in  real  estate acquisitions,  syndications  and  dispositions  since 1960. From 1986 until active  operations of McREMI and McNeil  Partners,  L.P.  began in February
                                        1991,  Mr.  McNeil was a private  investor.  Mr.  McNeil is a member of the
                                        International  Board of Directors  of the Salk  Institute,  which  promotes research in improvements in health care.

Carole J. McNeil               52       Mrs.  McNeil is  Co-Chairman,  with  husband  Robert A.  McNeil,  of McNeil
Co-Chairman of the                      Investors,  Inc.  Mrs.  McNeil has twenty years of real estate  experience,
Board                                   most  recently  as a  private  investor  from  1986 to 1993.  In 1982,  she founded Ivory & Associates,  a commercial real estate brokerage firm in San
                                        Francisco,  CA. Prior to that,  she was a commercial real estate  associate with the Madison  Company and,  earlier,  a commercial sales  associate and analyst with Marcus and Millichap in San  Francisco. In 1978,  Mrs.  McNeil
                                        established   Escrow  Training   Centers,   California's  first  accredited
                                        commercial  training  program for title  company  escrow officers  and real
                                        estate agents needing college credits    to qualify for brokerage licenses.
                                        She began in real estate as Manager  and  Marketing  Director    of   Title
                                        Insurance and   Trust   in Marin County, CA. Mrs. McNeil serves   on    the
                                        International Board of Directors of the Salk Institute.


                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Donald K. Reed,                50       Mr. Reed is  President,  Chief  Executive  Officer  and  Director of McREMI
Director, President,                    which is an affiliate of the General  Partner.  Prior to joining  McREMI in
and Chief Executive                     March 1993, Mr. Reed was President,  Chief  Operating  Officer and Director
Officer                                 of Duddlesten Management Corporation and Duddlesten Realty Advisors,  Inc.,
                                        with   responsibility  for  a  management   portfolio  of  office,   retail,
                                        multi-family  and mixed-use land projects  representing  $2 billion in asset value.  He was also  Chief  Operating  Officer,  Director  and member of the
                                        Executive Committee of all Duddlesten affiliates.  Mr. Reed started with the
                                        Duddlesten  companies in 1976 and served as Senior Vice  President and Chief
                                        Financial  Officer  and as  Executive  Vice  President  and Chief  Operating
                                        Officer  of  Duddlesten  Management  Corporation  before  his  promotion  to
                                        President  in  1982.  He  was  President  and  Chief  Operating  Officer  of
                                        Duddlesten  Realty  Advisors,  Inc.,  which has been  engaged in real estate acquisitions, marketing and dispositions, since its formation in 1989.

Ron K. Taylor                  38       Mr.  Taylor  is a Senior  Vice  President  of  McREMI  and has been in this
Vice President                          capacity since McREMI commenced  active  operations in 1991. He also serves as Acting  Chief  Financial  Officer  of McREMI  since the  resignation  of
                                        Robert C. Irvine on January 31, 1996.  Mr. Taylor is primarily  responsible for Asset Management functions at McREMI,  including property dispositions, commercial  leasing,  real estate finance and portfolio  management.  Prior to joining  McREMI,  Mr. Taylor served as an Executive Vice President for a national  syndication/property  management  company.  Mr.  Taylor  has been involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

(A)      Security ownership of certain beneficial owners.

         No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5 percent of the Partnership's securities except as noted below:

         1. High River Limited Partnership, 100 S. Bedford Road, Mount Kisco, New York, 10549, owns 7,452 Units (5.52%) as of February 29, 1996.

(B)      Security ownership of management.

         The General Partner and the officers and directors of its general partner, collectively, own 1,732 Units (1.28%).

(C)      Change in control.

         None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

Under terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the Partnership's tangible asset value. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of
(i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion which was payable without respect to the net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and was equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminates the Fixed MID and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID will remain the same.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1995, the Partnership accrued Contingent MID in the amount of $1,064,257.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment does have a material effect on the calculation of the Entitlement Amount which determines the amount of Contingent MID earned and the amount of Fixed MID payable in cash. Capital improvements are excluded from cash flow, as defined. The majority of the base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. If base period cash flow had been measured on a basis comparable with incentive period cash flow, Contingent MID would have been reduced by $256,656 for the year ended December 31, 1994. The amendment of the capitalization policy did not materially affect the MID for 1995 or 1993 as the Entitlement Amount was sufficient to pay Contingent MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The Fixed MID was treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

The Partnership pays property management fees equal to 5% of gross rental receipts of the Partnership's properties to McREMI for providing property management and leasing services for the Partnership's residential properties and property management services for the Partnership's commercial properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1995, the Partnership paid or accrued $1,517,079 in property management fees and reimbursements.

See  Item 1 -  Business,  Item  7 -  Management's  Discussion  and  Analysis  of
Financial   Condition  and  Results  of  Operations  and  Item  8  -  Note  2  -
"Transactions with Affiliates."

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------     -----------------------------------------------------------------

See accompanying index to Financial Statements at Item 8.

(A) The following documents are incorporated by reference and are an integral part of this report:

          Exhibits

          Exhibit
          Number                             Description
          -------                            -----------
           3.                                Limited    Partnership    Agreement
                                             (Incorporated  by  reference to the
                                             Annual  Report on Form 10-K for the
                                             fiscal  year  ended  September  30,
                                             1987).

           3.1                               The     Amended     and    Restated
                                             Limited    Partnership    Agreement
                                             (incorporated  by  reference to the
                                             Quarterly  Report  on Form 10-Q for
                                             the  quarter  ended  September  30,
                                             1991).

           3.2                               Amendment   No.   1 to  the Amended
                                             and Restated Partnership  Agreement
                                             of McNeil  Real Estate Fund X, Ltd.
                                             dated  to  be  effective  July  31,
                                             1993. (4)

           3.3                               Amendment   No.   2  to the Amended
                                             and Restated Partnership  Agreement
                                             of McNeil  Real Estate Fund X, Ltd.
                                             dated March 28, 1994. (4)

          10.1                               Assignment     and       Assumption
                                             Agreement,  dated as of  October 9,
                                             1991,   between  Pacific  Investors
                                             Corporation,  Robert A.  McNeil and
                                             McNeil  Partners,   L.P.  regarding
                                             McNeil Real Estate Fund X, Ltd. (1)

          10.2                               Property     Management  Agreement,
                                             dated  as  of   October   9,  1991,
                                             between  McNeil Real Estate Fund X,
                                             Ltd.   and   McNeil   Real   Estate
                                             Management, Inc. (1)

          10.3                               Asset      Management    Agreement,
                                             dated  as  of   October   9,  1991,
                                             between  McNeil Real Estate Fund X,
                                             Ltd. and McNeil Partners, L.P. (1)

          10.4                               Revolving     Credit     Agreement,
                                             dated   August  6,  1991,   between
                                             McNeil  Partners,  L.P. and certain
                                             partnerships,     including     the
                                             Partnership. (1)


          Exhibit
          Number                             Description
          -------                            -----------
          10.5                               Amendment   of  Property Management
                                             Agreement  dated   March 5,   1993,
                                             between the  Partnership and McNeil
                                             Real Estate Management, Inc. (2)

          10.6                               Loan    Agreement   dated  June 24,
                                             1993,  between  Lexington  Mortgage
                                             Company and McNeil Real Estate Fund
                                             X, Ltd., et. al. (3)

          10.7                               Master     Property      Management
                                             Agreement,  dated  as of  June  24,
                                             1993,  between  McNeil  Real Estate
                                             Management,  Inc.  and McNeil  Real
                                             Estate Fund X, Ltd. (4)

          10.8                               Multifamily    Note,  dated  as  of
                                             December    8,    1994,     between
                                             Coppermill     Fund    X    Limited
                                             Partnership   and  Arbor   National
                                             Commercial  Mortgage   Corporation.
                                             (5)

          10.9                               Promissory    Note,   dated  August
                                             15,  1994,   between   McNeil  Real
                                             Estate Fund X, Ltd. and McNeil Real
                                             Estate Fund XXVII, L.P. (5)

          10.10                              Promissory    Note     and     Note
                                             Consolidation,    dated     January
                                             15,  1988, between    McNeil   Real
                                             Estate Fund X, Ltd.   and   Goldome
                                             Realty  Credit Corp. (5)

          10.11                              Loan Modification   and   Extension
                                             Agreement,  dated August  1,  1993,
                                             between McNeil Real Estate Fund  X,
                                             Ltd.  and    the   Federal  Deposit
                                             Insurance Corporation. (5)

          10.12                              Promissory Note, dated February 25,
                                             1992,  between  McNeil  Real Estate
                                             Fund X, Ltd.  and  Life   Insurance
                                             Company of the Southwest. (5)

          10.13                              Multifamily   Note, dated September
                                             4, 1992,  between    Regency   Park
                                             Fund   X    Associates,  L.P.   and
                                             Metmor Financial, Inc. (5)

          10.14                              Modification  of  Promissory   Note
                                             and    Deed    of    Trust,   dated
                                             January  23,  1989,  between  First
                                             American   Savings  Bank,  FSB  and
                                             McNeil Real Estate Fund X, Ltd. (5)

          Exhibit
          Number                             Description
          -------                            -----------

          10.15                              Note,    dated      July  1,  1978,
                                             between M H Kentucky  Ventures  and
                                             First    of     Boston     Mortgage
                                             Corporation. (5)

          10.16                              Wrap-Around  Promissory Note, dated
                                             June   18,   1980,  between  McNeil
                                             Real Estate Fund X, Ltd.  and James
                                             M. Folmar and Emory M. Folmar. (5)

          10.17                              Act of Amendment   to   Wrap-Around
                                             Promissory  Note   and    Mortgage,
                                             dated  April    20,  1994,  between
                                             McNeil   Real Estate   Fund X, Ltd.
                                             and    James   M.  Folmar and Emory
                                             M. Folmar. (5)

          10.18                              Property    Management   Agreement,
                                             dated    November 30, 1994, between
                                             Coppermill    Fund    X     Limited
                                             Partnership  and McNeil Real Estate
                                             Management, Inc. (5)

          10.19                              Mortgage Note,  dated   January 17,
                                             1996,    between    Spanish Fund X,
                                             Ltd. and Fleet Real Estate Capital,
                                             Inc.

          11.                                Statement   regarding   computation
                                             of Net Income  (Loss)  per  Limited
                                             Partnership  Unit  (see  Note  1 to
                                             Financial Statements).

          22.                               List   of    subsidiaries  of    the
                                            Partnership.


                                                                                                 Names Under
                                                                        Jurisdiction of          Which It Is
                                            Name of Subsidiary           Incorporation         Doing Business
                                            ------------------          ---------------        --------------
                                            Briarwood Fund X
                                            Limited Partnership           Delaware                  None

                                            Coppermill Fund X
                                            Limited Partnership           Texas                     None

                                            Courts Fund X
                                            Associates, L.P.              Washington                None

                                            Orchard Fund X
                                            Limited Partnership           Delaware                  None

                                            Quail Meadows Fund X

                                            Limited Partnership           Delaware                  None

                                            Regency Park Fund X
                                            Associates, L.P.              Indiana                   None

                                            Sandpiper Fund X
                                            Limited Partnership           Delaware                  None

                                            Spanish Fund X, Ltd.          Texas                     None



          27.                                Financial Data Schedule   for   the
                                             year ended December 31, 1995.

                  (1)                        Incorporated    by    reference  to
                                             the  Annual  Report of McNeil  Real
                                             Estate  Fund  X,  Ltd.,  (File  No.
                                             0-9325),   on  Form  10-K  for  the
                                             period ended  December 31, 1991, as
                                             filed  with  the   Securities   and
                                             Exchange  Commission  on March  30,
                                             1992.

                  (2)                        Incorporated    by    reference  to
                                             the  Annual  Report of McNeil  Real
                                             Estate  Fund  X,  Ltd.   (File  No.
                                             0-9325),   on  Form  10-K  for  the
                                             period ended  December 31, 1992, as
                                             filed  with  the   Securities   and
                                             Exchange  Commission  on March  30,
                                             1993.



                  (3)                        Incorporated   by    reference   to
                                             the  Annual  Report of McNeil  Real
                                             Estate  Fund  XI,  Ltd.  (File  No.
                                             0-9783),   on  Form  10-K  for  the
                                             period ended  December 31, 1993, as
                                             filed  with  the   Securities   and
                                             Exchange  Commission  on March  30,
                                             1994.

                  (4)                        Incorporated    by   reference   to
                                             the  Annual  Report of McNeil  Real
                                             Estate  Fund  X,  Ltd.   (File  No.
                                             0-9325),   on  Form  10-K  for  the
                                             period ended  December 31, 1993, as
                                             filed  with  the   Securities   and
                                             Exchange  Commission  on March  30,
                                             1994.

                  (5)                        Incorporated  by    reference    to
                                             the  Annual  Report of McNeil  Real
                                             Estate  Fund  X,  Ltd.   (File  No.
                                             0-9325),   on  Form  10-K  for  the
                                             period ended  December 31, 1994, as
                                             filed  with  the   Securities   and
                                             Exchange  Commission  on March  30,
                                             1995.

The Partnership has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10% of the total assets of the Partnership. The Partnership agrees to furnish a copy of each such instrument to the Commission upon request.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                         McNEIL REAL ESTATE FUND X, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   McNEIL REAL ESTATE FUND X, LTD.


                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner




March 29, 1996                                     By:  /s/  Robert A. McNeil
--------------                                          -------------------------------------------------
Date                                                    Robert A. McNeil
                                                        Chairman of the Board and Director
                                                        (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




March 29, 1996                                     By:  /s/  Donald K. Reed
--------------                                          ------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.



March 29, 1996                                     By:  /s/  Ron K. Taylor
--------------                                          ------------------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                            of McNeil Investors, Inc.



March 29, 1996                                     By:  /s/  Brandon K. Flaming
--------------                                          ------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                           Management, Inc.
