Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND X LTD
filed 1996-05-14
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended           March 31, 1996
                          ------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9325



                         MCNEIL REAL ESTATE FUND X, LTD.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                94-2577781
- --------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)



            13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
- --------------------------------------------------------------------------------
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

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,         December 31,
                                                                            1996               1995
                                                                       ---------------   -----------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $    10,464,914   $      10,464,914
   Buildings and improvements...............................                79,294,322          78,886,121
                                                                        --------------       -------------
                                                                            89,759,236          89,351,035
   Less:  Accumulated depreciation..........................               (53,463,691)        (52,651,505)
                                                                        --------------       -------------
                                                                            36,295,545          36,699,530

Assets held for sale, net...................................                 2,241,625           2,237,733

Cash and cash equivalents...................................                 2,408,208           1,813,594
Cash segregated for security deposits.......................                   360,528             317,834
Accounts receivable.........................................                   413,779             432,618
Prepaid expenses and other assets...........................                   284,943             332,665
Escrow deposits.............................................                 1,026,104             625,344
Deferred borrowing costs, net of accumulated amorti-
   zation of $336,514 and $306,342 at March 31, 1996
   and December 31, 1995, respectively......................                 1,245,631           1,179,331
                                                                        --------------       -------------

                                                                       $    44,276,363      $   43,638,649
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
- ---------------------------------

Mortgage notes payable, net.................................           $    44,704,810      $   44,454,316
Mortgage note payable - affiliates..........................                   800,000             800,000
Accounts payable............................................                   114,368             186,785
Accrued property taxes......................................                   789,553             522,951
Accrued interest............................................                   335,304             370,294
Accrued interest - affiliates...............................                     6,625               6,625
Other accrued expenses......................................                   212,223             318,324
Payable to affiliates - General Partner.....................                 3,207,752           2,907,490
Security deposits and deferred rental revenue...............                   392,142             385,231
                                                                        --------------       -------------
                                                                            50,562,777          49,952,016
                                                                        --------------       -------------
Partners' deficit:
   Limited partners - 135,200 limited partnership units
     authorized;  135,030 and 135,090 limited partnership
     units outstanding at March 31, 1996 and December
     31, 1995, respectively.................................                (1,517,861)         (1,788,928)
   General Partner..........................................                (4,768,553)         (4,524,439)
                                                                        --------------       -------------
                                                                            (6,286,414)         (6,313,367)

                                                                       $    44,276,363      $   43,638,649
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.


                         MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                            1996                1995
                                                                       ---------------     ---------------
Revenue:
   Rental revenue...........................................           $     3,978,103     $     4,367,665
   Interest.................................................                    49,357              29,340
                                                                        --------------      --------------
     Total revenue..........................................                 4,027,460           4,397,005
                                                                        --------------      --------------

Expenses:
   Interest.................................................                 1,080,396           1,305,349
   Interest - affiliates....................................                    18,959              17,797
   Depreciation and amortization............................                   812,186             932,091
   Property taxes...........................................                   278,381             288,646
   Personnel expenses.......................................                   474,625             556,778
   Utilities................................................                   308,002             369,877
   Repair and maintenance...................................                   419,561             479,788
   Property management fees - affiliates....................                   199,585             219,317
   Other property operating expenses........................                   250,356             267,351
   General and administrative...............................                    48,670              35,169
   General and administrative - affiliates..................                   121,001             166,764
                                                                        --------------      --------------
     Total expenses.........................................                 4,011,722           4,638,927
                                                                        --------------      --------------

Income (loss) before extraordinary item.....................                    15,738            (241,922)
Extraordinary gain on extinguishment of debt................                   269,596                   -
                                                                        --------------      --------------

Net income (loss)...........................................           $       285,334     $      (241,922)
                                                                        ==============      ==============

Net income (loss) allocated to limited partners.............           $       271,067     $      (229,826)
Net income (loss) allocated to General Partner..............                    14,267             (12,096)
                                                                        --------------      --------------

Net income (loss)...........................................           $       285,334     $      (241,922)
                                                                        ==============      ==============

Net income (loss) per limited partnership unit:
   Income (loss) before extraordinary item..................           $           .11     $         (1.70)
   Extraordinary gain on extinguishment of debt.............                      1.90                   -
                                                                        --------------      --------------

   Net income (loss)........................................           $          2.01     $         (1.70)
                                                                        ==============      ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND X, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995

                                                                                                     Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners               Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $   (3,569,840)         $   (3,872,434)       $   (7,442,274)

Net loss..................................              (12,096)               (229,826)             (241,922)

Management Incentive Distribution.........             (269,933)                      -              (269,933)
                                                  -------------           -------------         -------------

Balance at March 31,1995..................       $   (3,851,869)         $   (4,102,260)       $   (7,954,129)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $   (4,524,439)         $   (1,788,928)       $   (6,313,367)

Net income................................               14,267                 271,067               285,334

Management Incentive Distribution.........             (258,381)                      -              (258,381)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $   (4,768,553)         $   (1,517,861)       $   (6,286,414)
                                                  =============           =============         =============
















The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                             1996                1995
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     3,953,454     $     4,366,891
   Cash paid to suppliers...................................                (1,643,530)         (1,628,773)
   Cash paid to affiliates..................................                  (278,705)           (231,452)
   Interest received........................................                    49,357              29,340
   Interest paid............................................                  (962,752)         (1,141,288)
   Interest paid to affiliates..............................                   (18,959)            (17,797)
   Property taxes paid and escrowed.........................                  (332,180)            (50,116)
                                                                        --------------      --------------
Net cash provided by operating activities...................                   766,685           1,326,805
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (412,093)           (312,878)
                                                                        --------------      --------------

Cash flows from financing activities:
   Net proceeds from refinancing mortgage
     note payable...........................................                   475,775                   -
   Principal payments on mortgage notes
     payable................................................                  (139,281)           (273,886)
   Deferred borrowing costs paid............................                   (96,472)            (19,169)
                                                                        --------------      --------------
Net cash provided by (used in) financing
   activities...............................................                   240,022            (293,055)
                                                                        --------------      --------------

Net increase in cash and cash equivalents...................                   594,614             720,872

Cash and cash equivalents at beginning of
   period...................................................                 1,813,594             574,589
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     2,408,208     $     1,295,461
                                                                        ==============      ==============


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

                         MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided By
                              Operating Activities

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                             1996                1995
                                                                       ---------------     ----------------

Net income (loss)...........................................           $       285,334     $      (241,922)
                                                                        --------------      --------------

Adjustments to  reconcile  net income  (loss) to net cash
   provided by operating activities:
   Depreciation and amortization............................                   812,186             932,091
   Amortization of discounts on mortgage
     notes payable..........................................                    38,633              46,703
   Amortization of deferred borrowing costs.................                    30,172              35,761
   Extraordinary gain on extinguishment of debt.............                  (269,596)                  -
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (42,694)             20,618
     Accounts receivable....................................                    18,839              (6,376)
     Prepaid expenses and other assets......................                    47,722              76,018
     Escrow deposits........................................                  (406,070)             24,907
     Accounts payable.......................................                   (72,417)             13,003
     Accrued property taxes.................................                   266,602             205,711
     Accrued interest.......................................                    48,839              63,800
     Other accrued expenses.................................                   (39,657)             (1,399)
     Payable to affiliates - General Partner................                    41,881             172,426
     Security deposits and deferred rental
       revenue..............................................                     6,911             (14,536)
                                                                        --------------      --------------

       Total adjustments....................................                   481,351           1,568,727
                                                                        --------------      --------------

Net cash provided by operating activities...................           $       766,685     $     1,326,805
                                                                        ==============      ==============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1996


NOTE 1.
- -------

McNeil Real Estate Fund X, Ltd. (the "Partnership") is a limited partnership organized under the laws of the State of California to invest in real property. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an agreement of limited partnership (the "Amended Partnership Agreement") that was adopted October 9, 1991. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund X, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

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

Under terms of the Amended Partnership Agreement, the Partnership is paying a Management Incentive Distribution ("MID") to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items.

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                            1996                1995
                                                                       ---------------     ---------------
Property management fees - affiliates.......................           $       199,585     $       219,317
Charged to general and administrative -
   affiliates:
   Partnership administration...............................                   121,001             166,764
                                                                        --------------      --------------

                                                                       $       320,586     $       386,081
                                                                        ==============      ==============

Charged to General Partner's deficit:
   Management Incentive Distribution........................           $       258,381     $       269,933
                                                                        ==============      ==============

NOTE 5.
- -------

On January 26, 1996, the Partnership refinanced the Spanish Oaks mortgage note. The new mortgage note, in the amount of $4,000,000, bears interest at 7.71%, requires monthly principal and interest payments of $28,546, and matures on January 26, 2003. In connection with the refinancing, the Partnership negotiated a discounted payoff of the prior mortgage note that resulted in a $269,596 extraordinary gain on extinguishment of debt. The remainder of the prior mortgage note balance has been placed in escrow pending negotiations concerning the amount of the payoff of the prior mortgage note. Cash proceeds from the refinancing transaction are as follows:

    New loan proceeds..........................           $     4,000,000
    Existing debt retired......................                (3,524,225)
                                                           --------------

    Proceeds from refinancing..................           $       475,775
                                                           ==============

The Partnership incurred $129,273 of deferred borrowing costs related to the refinancing of the Spanish Oaks mortgage note. The Partnership was also required to fund $165,291 into various escrows for property taxes, hazard insurance and deferred maintenance.

NOTE 6.
- -------

On March 31, 1996, a fire destroyed or damaged 18 units at Regency Park Apartments. Preliminary estimates indicate the fire caused approximately $550,000 of damage to the property. The Partnership expects its insurance carrier to reimburse the Partnership for all damages incurred as a result of the fire less a standard deductible. Reconstruction will likely be completed during the third quarter of 1996.

NOTE 7.
- -------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Parkway Plaza is currently classified as an asset held for sale, no depreciation was taken in 1996.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to acquire, operate and ultimately dispose a portfolio of income-producing real properties. At March 31, 1996, the Partnership owned seven apartment properties, one office building and four shopping centers. All of the Partnership's properties are subject to mortgage notes. On September 14, 1995, the Partnership sold The Courts Apartments to an unaffiliated purchaser. The Partnership recognized a $3,183,698 gain on the disposition. Cash proceeds to the Partnership amounted to $1,289,572.

The Partnership is marketing one of its properties, Parkway Plaza, for sale. The Partnership and a potential buyer have signed a sales contract with a sales price of $3,175,000, and with an expected closing date in June 1996. However, there can be no assurance that the sale of Parkway Plaza will be consummated.

RESULTS OF OPERATIONS
- ---------------------

The Partnership reported net income of $285,334 for the first quarter of 1996. Included in net income was a $269,596 extraordinary gain on the discounted payoff of the Spanish Oaks mortgage note. Before the extraordinary gain, the Partnership reported income of $15,738 compared to a loss of $241,922 for the first quarter of 1995.

Revenues:

Rental revenue decreased $389,562 or 8.9% for the first quarter of 1996 compared to the first quarter of 1995. The decrease in rental revenue is primarily due to the sale of The Courts Apartments. The Courts Apartments accounted for $457,107 of first quarter revenues for 1995. Exclusive of revenues from The Courts Apartments, rental revenue increased $67,545 or 1.7% in the first quarter of 1996 compared to the first quarter of 1995.

Rental  revenue  increased  at  six  of  the  Partnership's  twelve  properties:
Coppermill Apartments, Orchard Apartments, Quail Meadows Apartments, Regency Park Apartments, Iberia Plaza and Parkway Plaza. All six properties were able to increase both base rental rates and occupancy rates (except Regency Park Apartments, which reported decreased occupancy). First quarter rental revenue at Spanish Oaks Apartments was unchanged from the first quarter of 1995. The remainder of the Partnership's properties reported decreased rental revenue. La Plaza Office Building reported the largest decrease in rental revenues; vacancy losses increased $61,737 to $110,528 at the Las Vegas property. During the course of 1995, two of the property's major tenants either moved to a competing property, or reduced their space requirements by half. The Partnership is reconfiguring space arrangements at La Plaza to take advantage of the shortage of smaller office suites in the Las Vegas market. Lakeview Plaza also reported a large increase in rental losses because of two tenants who vacated their leases during the quarter. The remainder of the Partnership's properties reported increased base rental rates that were more than offset by increased vacancy and other rental losses.

Expenses:

Partnership expenses decreased $533,754 or 11.5% for the first quarter 1996 compared to the first quarter of 1995. Included in 1995 expenses are $559,590 of expenses related to The Courts Apartments. Excluding the decrease due to sale of The Courts Apartments, increased expenses were concentrated in property taxes, other property operating expenses, and general and administrative. These increases were offset by 27% decrease in general and administrative - affiliate expenses.

Excluding property taxes attributable to The Courts Apartments, property tax expense increased $4,720 or 14.3% in the first quarter of 1996 compared to the first quarter of 1995. Most of the Partnership's properties incurred small increases in property tax assessments. The exception was Spanish Oaks Apartments. Property taxes at Spanish Oaks were unusually low in 1995 due to a refund of 1992 property taxes received during the first quarter of 1995. Property taxes for Spanish Oaks for the first quarter of 1996 returned to customary levels.

Other property operating expenses increased $18,552 or 8.0% after excluding expenses attributable to The Courts Apartments. The majority of the increase in other property operating expenses can be traced to increased marketing expenses at La Plaza, Lakeview Plaza and Regency Park Apartments, and to increased leasing commissions paid at most of the Partnership's commercial properties.

General and administrative-affiliates expense decreased $45,763 or 27% for the first quarter of 1996. The sale of The Courts Apartments decreased the amount of reimbursable expenses charged to the Partnership by affiliates of the General Partner.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash flow provided by operating activities decreased to $766,685 from $1,326,805 for the first quarter of 1996. Cash received from tenants decreased $413,437 or 9.5% principally due to the sale of The Courts Apartments. Despite the sale of The Courts Apartments, cash paid to suppliers increased .9% because of increased general and administrative expenses and the initial funding of two escrow accounts associated with the refinancing of the Spanish Oaks mortgage note. The refinancing of the Spanish Oaks mortgage note also accounts for much of the $282,064 increase in property taxes paid and escrowed. The Partnership was required to fund an escrow accounts for the payment of property taxes for Spanish Oaks Apartments; no such escrow account was required under terms of the previous mortgage note.

Although additions to real estate investments increased approximately $100,000 in the first quarter of 1996 compared to 1995, for all of 1996 the Partnership expects to decrease its capital expenditures to a budgeted $1.3 million compared to $2.9 million expended in 1995.

Cash flows from financing activities increased $533,077 for the first quarter of 1996 compared to the first quarter of 1995. The refinancing of the Spanish Oaks mortgage note provided a one-time $475,775 increase to the Partnership's cash flows. The refinancing also required the expenditure of $96,472 for deferred borrowing costs.

Short-term liquidity:

At March 31, 1996, the Partnership held cash reserves of $2,408,208, an increase of $594,614 from the balance at the end of 1995. Cash reserves of the Partnership have increased significantly from depressed levels at the end of 1994. The General Partner is continuing to take steps to increase the Partnership's liquidity. Some of these steps are discussed in the following paragraphs.

In addition to the sale of The Courts Apartments in September 1995, the General Partner has placed Parkway Plaza on the market for sale. As discussed above, the Partnership has signed a sales contract to sell Parkway Plaza to an unaffiliated buyer for a purchase price of $3,175,000. If the sale is consummated as provided for in the sales contract, the sale should provide sufficient funds to retire the Parkway Plaza mortgage note and still provide a small increase in funds to the Partnership. The General Partner believes that the appreciation potential of Parkway Plaza is limited, while extensive capital improvement funds will be required to maintain cash from operations at current levels. If the sale of Parkway Plaza is not completed, the Partnership will have to address the impending maturity of the Parkway Plaza mortgage note on August 1, 1996. If the sale is not completed, and if suitable financing for Parkway Plaza is not secured, the property could be lost to foreclosure.

Over the past three years, the Partnership has invested large amounts of funds in capital improvements at the Partnership's properties. Although significant challenges remain, total budgeted capital expenditures for 1996 are expected to decrease to $1.3 million in 1996. For the balance of 1996, the largest capital projects of the Partnership will be concentrated at La Plaza Office Building as the property undergoes refurbishment to allow it to take advantage of a strong Las Vegas market.

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

Beginning in March, the Partnership resumed payment of reimbursable administrative expenses to affiliates of the General Partner. Such payments had been suspended since the beginning of 1994. The General Partner expects to resume MID payments in 1996, if the Partnership continues to perform as anticipated. MID incurred but not paid for the first quarter of 1996 totaled $258,381.

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds from the facility because no amount will be reserved for any particular partnership. As of March 31, 1996, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment expires on October 9, 1996.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $9.1 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. Furthermore, the General Partner has budgeted $1.3 million of capital improvements for 1996. If the Partnership's cash position deteriorates due to reverses in property operations, failure to sell properties currently held for sale, or failure to obtain refinancing or secondary financing as discussed above, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

As a further source of liquidity, the General Partner may, from time to time, attempt to sell Partnership properties judged to be mature considering the circumstances of the market where the properties are located, as well as the Partnership's need for liquidity. However, there can be no guarantee that the Partnership will be able to sell any of its properties for an amount sufficient to retire the related mortgage note and still provide cash proceeds to the Partnership, or that such cash proceeds could be timed to coincide with the liquidity needs of the Partnership. Currently, Parkway Plaza is the only Partnership property being marketed for sale.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three month periods ended March 31, 1996 and 1996, $9,594 and ($12,096), respectively, were allocated to the General Partner. The limited partners received allocations of net income
(loss) of $182,289 and $(229,826) for the three months ended March 31, 1996 and 1995, respectively.

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

                           PART II. OTHER INFORMATION

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

         27.                      Financial Data Schedule for the quarter  ended
                                  March 31, 1996.

         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b)      Reports on Form 8-K.   There  were  no reports on Form 8-K filed during
         the quarter ended March 31, 1996.

                         McNEIL REAL ESTATE FUND X, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND X, LTD.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



May 14, 1996                        By: /s/ Donald K. Reed
- -------------------                     ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer



May 14, 1996                        By: /s/ Ron K. Taylor
- -------------------                     ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                         McNeil Investors, Inc.



May 14, 1996                        By: /s/ Brandon K. Flaming
- -------------------                     ----------------------------------------
Date                                    Brandon K. Flaming
                                        Chief Accounting Officer of McNeil
                                         Real Estate Management, Inc.