Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND X LTD
filed 1996-08-14
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934


    For the period ended         June 30, 1996
                         -------------------------------------------------------


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



              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
- --------------------------------------------------------------------------------
          (Address of principal executive offices)           (Zip code)



Registrant's telephone number, including area code       (214) 448-5800
                                                   -----------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                         MCNEIL REAL ESTATE FUND X, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                             1996                1995
                                                                       ----------------     ---------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $    10,464,914      $   10,464,914
   Buildings and improvements...............................                79,355,514          78,886,121
                                                                        --------------       -------------
                                                                            89,820,428          89,351,035
   Less:  Accumulated depreciation..........................               (54,089,621)        (52,651,505)
                                                                        --------------       -------------
                                                                            35,730,807          36,699,530

Asset held for sale, net....................................                 2,242,450           2,237,733

Cash and cash equivalents...................................                 2,636,882           1,813,594
Cash segregated for security deposits.......................                   345,631             317,834
Accounts receivable.........................................                   373,734             432,618
Insurance proceeds receivable...............................                   520,148                   -
Prepaid expenses and other assets...........................                   318,392             332,665
Escrow deposits.............................................                 1,057,714             625,344
Deferred borrowing costs, net of accumulated amorti-
   zation of $368,592 and $306,342 at June 30, 1996
   and December 31, 1995, respectively......................                 1,229,322           1,179,331
                                                                        --------------       -------------

                                                                       $    44,455,080      $   43,638,649
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
- ---------------------------------

Mortgage notes payable, net.................................           $    44,467,844      $   44,454,316
Mortgage note payable - affiliates..........................                   800,000             800,000
Accounts payable............................................                    98,523             186,785
Accrued property taxes......................................                   773,516             522,951
Accrued interest............................................                   333,258             370,294
Accrued interest - affiliates...............................                     6,625               6,625
Other accrued expenses......................................                   217,688             318,324
Deferred gain on involuntary conversion.....................                   350,927                   -
Payable to affiliates - General Partner.....................                 3,512,923           2,907,490
Security deposits and deferred rental revenue...............                   399,153             385,231
                                                                        --------------       -------------
                                                                            50,960,457          49,952,016
                                                                        --------------       -------------
Partners' deficit:
   Limited partners - 135,200 limited partnership  units
     authorized;  135,030 limited partnership units out-
     standing at June 30, 1996 and  December 31, 1995.......                (1,475,286)         (1,788,928)
   General Partner..........................................                (5,030,091)         (4,524,439)
                                                                        --------------       -------------
                                                                            (6,505,377)         (6,313,367)

                                                                       $    44,455,080      $   43,638,649
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ----------------------------------
                                          1996               1995               1996                1995
                                      --------------     --------------    --------------     ---------------
Revenue:
   Rental revenue................     $    4,039,535     $    4,331,493    $    8,017,638     $    8,699,158
   Interest......................             28,158             35,785            77,515             65,125
   Gain on legal settlement......                  -             91,517                 -             91,517
                                       -------------      -------------     -------------      -------------
     Total revenue...............          4,067,693          4,458,795         8,095,153          8,855,800
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................          1,072,539          1,306,516         2,152,935          2,611,865
   Interest - affiliates.........             18,652             20,164            37,611             37,961
   Depreciation and
     amortization................            826,996            925,407         1,639,182          1,857,498
   Property taxes................            264,323            302,401           542,704            591,047
   Personnel expenses............            403,219            476,739           877,844          1,033,517
   Utilities.....................            301,000            316,262           609,002            686,139
   Repair and maintenance........            500,085            533,147           919,646          1,012,935
   Property management
     fees - affiliates...........            204,913            217,007           404,498            436,324
   Other property operating
     expenses....................            254,064            285,629           504,420            552,980
   General and administrative....             57,632             44,843           106,302             80,012
   General and administrative -
     affiliates..................            119,455            167,525           240,456            334,289
                                       -------------      -------------     -------------      -------------
     Total expenses..............          4,022,878          4,595,640         8,034,600          9,234,567
                                       -------------      -------------     -------------      -------------

Income (loss) before
   extraordinary item............     $       44,815     $     (136,845)   $       60,553     $     (378,767)
Extraordinary gain on
   extinguishment of debt........                  -                  -           269,596                  -
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $       44,815     $     (136,845)   $      330,149     $     (378,767)
                                       =============      =============     =============      =============

Net income (loss) allocated
   to limited partners...........     $       42,575     $     (130,003)   $      313,642     $     (359,829)
Net income (loss) allocated
   to General Partner............              2,240             (6,842)           16,507            (18,938)
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $       44,815     $     (136,845)   $      330,149     $     (378,767)
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit:
   Income (loss) before
     extraordinary item..........     $          .31     $         (.96)   $          .42     $        (2.66)
   Extraordinary gain on
     extinguishment of debt......                  -                  -              1.90                  -
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $          .31     $         (.96)   $         2.32     $        (2.66)
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND X, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995


                                                                                                     Total
                                                    General                Limited                 Partners'
                                                    Partner                Partners                 Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $   (3,569,840)         $   (3,872,434)       $   (7,442,274)

Net loss..................................              (18,938)               (359,829)             (378,767)

Management Incentive Distribution.........             (552,733)                      -              (552,733)
                                                  -------------           -------------         -------------

Balance at June 30, 1995..................       $   (4,141,511)         $   (4,232,263)       $   (8,373,774)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $   (4,524,439)         $   (1,788,928)       $   (6,313,367)

Net income................................               16,507                 313,642               330,149

Management Incentive Distribution.........             (522,159)                      -              (522,159)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $   (5,030,091)         $   (1,475,286)       $   (6,505,377)
                                                  =============           =============         =============













The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                                Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                             1996                1995
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     8,059,340     $     8,700,671
   Cash paid to suppliers...................................                (3,227,362)         (2,997,948)
   Cash paid to affiliates..................................                  (561,680)           (431,771)
   Interest received........................................                    77,515              65,125
   Cash received from legal settlement......................                         -              91,517
   Interest paid............................................                (1,966,625)         (2,346,774)
   Interest paid to affiliates..............................                   (37,611)            (36,373)
   Property taxes paid and escrowed.........................                  (624,546)           (357,597)
                                                                        --------------      --------------
Net cash provided by operating activities...................                 1,719,031           2,686,850
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (844,397)           (764,389)
                                                                        --------------      --------------

Cash flows from financing activities:
   Net proceeds from refinancing mortgage
     note payable...........................................                   475,775                   -
   Principal payments on mortgage notes
     payable................................................                  (414,880)           (790,422)
   Deferred borrowing costs paid............................                  (112,241)            (21,253)
                                                                        --------------      --------------
Net cash used in financing activities.......................                   (51,346)           (811,675)
                                                                        --------------      --------------

Net increase in cash and cash equivalents...................                   823,288           1,110,786

Cash and cash equivalents at beginning of
   period...................................................                 1,813,594             574,589
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     2,636,882     $     1,685,375
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

                         MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided By
                              Operating Activities

                                                                                Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                             1996                1995
                                                                       ---------------     ----------------

Net income (loss)...........................................           $       330,149     $      (378,767)
                                                                        --------------      --------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization............................                 1,639,182           1,857,498
   Amortization of discounts on mortgage
     notes payable..........................................                    77,266              93,407
   Amortization of deferred borrowing costs.................                    62,250              71,522
   Extraordinary gain on extinguishment of debt.............                  (269,596)                  -
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (27,797)            (14,412)
     Accounts receivable....................................                    58,884               8,851
     Prepaid expenses and other assets......................                    14,273              86,506
     Escrow deposits........................................                  (437,681)            182,323
     Accounts payable.......................................                   (88,262)            141,650
     Accrued property taxes.................................                   250,565             188,132
     Accrued interest.......................................                    46,794             100,162
     Accrued interest - affiliates..........................                         -               1,589
     Other accrued expenses.................................                   (34,192)             (1,077)
     Payable to affiliates - General Partner................                    83,274             338,841
     Security deposits and deferred rental
       revenue..............................................                    13,922              10,625
                                                                        --------------      --------------

       Total adjustments....................................                 1,388,882           3,065,617
                                                                        --------------      --------------

Net cash provided by operating activities...................           $     1,719,031     $     2,686,850
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

                                  June 30, 1996


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                         Six Months Ended
                                                              June 30,
                                                     ------------------------
                                                        1996           1995
                                                     ----------     ---------

Property management fees - affiliates........        $  404,498     $ 436,324
Charged to general and administrative -
   affiliates:
   Partnership administration................           240,456       334,289
                                                      ---------      --------

                                                     $  644,954     $ 770,613
                                                      =========      ========

Charged to General Partner's deficit:
   Management Incentive Distribution.........        $  522,159     $ 552,733
                                                      =========      ========

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

       New loan proceeds..........................         $  4,000,000
       Existing debt retired......................           (3,524,225)
                                                            -----------

       Proceeds from refinancing..................         $    475,775
                                                            ===========

The Partnership incurred $154,007 of deferred borrowing costs related to the refinancing of the Spanish Oaks mortgage note. The Partnership was also required to fund $165,291 into various escrows for property taxes, hazard insurance and deferred maintenance.

NOTE 6.
- -------

On March 31, 1996, a fire destroyed or damaged 16 units and 2 laundry rooms at Regency Park Apartments. The estimated cost to repair the fire damage is $530,148. The Partnership's insurance carrier will reimburse the Partnership for all costs incurred as a result of the fire less a $10,000 deductible. A deferred involuntary conversion gain of $365,851 has been recorded on the Partnership's June 30, 1996 Balance Sheet. The deferred involuntary conversion gain equals the insurance proceeds receivable less the adjusted basis of the property destroyed or damaged by the fire. The deferred involuntary conversion gain will be recognized as the insurance proceeds are received. Reconstruction of the destroyed or damaged units will likely be completed during the third quarter of 1996.

NOTE 7.
- -------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Parkway Plaza is currently classified as an asset held for sale, no depreciation charges on Parkway Plaza have been incurred in 1996.

NOTE 8.
- -------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1996, the Partnership owned seven apartment properties, one office building and four shopping centers. All of the Partnership's properties are subject to mortgage notes. On September 14, 1995, the Partnership sold The Courts Apartments to an unaffiliated purchaser. The Partnership recognized a $3,183,698 gain on the disposition. Cash proceeds to the Partnership amounted to $1,289,572.

The Partnership is marketing one of its properties, Parkway Plaza, for sale. A previously reported sales contract between the Partnership and a prospective purchaser that was expected to close in June 1996 was terminated by the prospective purchaser. The Partnership is seeking other bids for the property. There can be no assurance that a sale of Parkway Plaza will be consummated before foreclosure proceedings are initiated by the holder of the Parkway Plaza mortgage note.

RESULTS OF OPERATIONS
- ---------------------

The Partnership reported net income of $44,815 and $330,149 for the three month and six month periods ended June 30, 1996. Included in the net income for the six month period is a $269,596 extraordinary gain relating to the refinancing of the Spanish Oaks mortgage note. Excluding the extraordinary item, net income for the three month and six month periods improved $181,660 and $439,320 over the net losses reported for the comparable year-earlier periods.

Revenues:

Rental revenue decreased $291,958 or 6.7% for the second quarter as compared to the second quarter of 1995. Year-to-date, rental revenue has decreased $681,520 or 7.8% as compared to year-to-date rental revenues at June 30, 1995. The decrease in rental revenue is primarily due to the September 1995 sale of The Courts Apartments. The Courts Apartments accounted for $464,595 and $921,702 of the Partnership's rental revenue for the three month and six month periods ended June 30, 1995. After excluding the effects of rental revenue from The Courts Apartments, the Partnership recorded a $240,182 or 3.1% increase in rental revenues at its properties.

Rental  revenue  increased  at  six  of  the  Partnership's  twelve  properties:
Coppermill Apartments, Orchard Apartments, Quail Meadows Apartments, La Plaza Office Building, Iberia Plaza and Parkway Plaza. All six properties were able to increase both base rental rates and occupancy rates. Year-to-date rental revenue was unchanged at Sandpiper Apartments and Spanish Oaks Apartments. The remainder of the Partnership's properties reported decreased rental revenue. The Partnership increased rental rates at Briarwood Apartments, but the increase was more than offset by a decrease in Briarwood's occupancy rate. Part of the increased rental losses at Regency Park Apartments is due to the March 31 fire at the property that destroyed 16 units. Lakeview Plaza reported a large increase in rental losses because of two tenants who vacated their leases earlier this year. Tenants at Cave Spring Corners are increasing the expense reimbursements they are paying to the Partnership, but base rental rates and the average occupancy rate decreased.

Expenses:

Partnership expenses decreased $572,762 or 12.5% for the second quarter 1996 as compared to the second quarter of 1995. Year-to-date, expenses decreased $1,199,967 or 13.0% as compared to year-to-date expenses at June 30, 1995. Included in 1995 expenses are $1,102,886 of expenses related to The Courts Apartments which was sold in September 1995. Excluding expenses attributable to The Courts Apartments, expenses decreased $97,491 or 1.2% for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Significant increases in expense items included increased property taxes and general and administrative expenses. These increases were offset by a decrease in general and administrative expenses paid to affiliates.

Excluding property taxes attributable to The Courts Apartments, property tax expense increased $41,627 or 8.3% for the first six months of 1996 compared to the same period of 1995. Most of the Partnership's properties incurred small increases in property tax assessments. The exception was Spanish Oaks Apartments. Property taxes at Spanish Oaks were unusually low in 1995 due to a refund of 1992 property taxes received during the first quarter of 1995. 1996 property taxes for Spanish Oaks returned to customary levels.

General and administrative expenses for 1996 increased $26,290 or 33% over general and administrative expenses incurred in 1995. The Partnership incurred $19,555 of expenses to defend class action litigation. No such expenses were incurred during the first six months of 1995.

General and administrative-affiliates expense decreased $93,833 or 28% for the first six months of 1996. The decrease represents both a reduction in the Partnership's share of such expenses, due to the sale of The Courts Apartments, and a reduction in the level of such expenses charged by affiliates of the General Partner to the Partnership and to other partnerships affiliated with the General Partner.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash flow provided by operating activities decreased to $1,719,031 from $2,686,850 for the first six months of 1996. Cash received from tenants decreased $641,331 or 7.4% principally due to the sale of The Courts Apartments. Despite the sale of The Courts Apartments, cash paid to suppliers increased 7.7% because of increased general and administrative expenses and the initial funding of two escrow accounts associated with the refinancing of the Spanish Oaks mortgage note. The refinancing of the Spanish Oaks mortgage note also accounts for much of the $266,949 increase in property taxes paid and escrowed. The Partnership was required to fund an escrow account for the payment of property taxes for Spanish Oaks Apartments; no such escrow account was required under terms of the previous mortgage note.

Although additions to real estate investments increased approximately $80,000 in the first six months of 1996 compared to 1995, for all of 1996 the Partnership expects to decrease its capital expenditures to a budgeted $1.3 million compared to $2.9 million expended in 1995.

Cash flows from financing activities increased $760,329 for the first six months of 1996 compared to the first six months of 1995. The refinancing of the Spanish Oaks mortgage note provided a one-time $475,775 increase to the Partnership's cash flows. The refinancing also required the expenditure of $112,241 for deferred borrowing costs.

Short-term liquidity:

At June 30, 1996, the Partnership held cash reserves of $2,636,882, an increase of $823,288 from the balance at the end of 1995. Cash reserves of the Partnership have increased significantly from depressed levels at the end of 1994. The General Partner is continuing to take steps to increase the Partnership's liquidity. Some of these steps are discussed in the following paragraphs.

In addition to the sale of The Courts Apartments in September 1995, the General Partner has placed Parkway Plaza on the market for sale. The General Partner believes that the appreciation potential of Parkway Plaza is limited, while extensive capital improvement funds will be required to maintain cash from operations at current levels. The previously reported sales contract for Parkway Plaza was terminated by the prospective purchaser. The Parkway Plaza mortgage note matured on August 1, 1996. Although the holder of the mortgage note has not yet commenced foreclosure proceedings, foreclosure proceedings could be commenced if the Partnership is unable to sell the property or to obtain suitable financing for the property.

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

Beginning in March, the Partnership resumed payment of reimbursable administrative expenses to affiliates of the General Partner. Such payments had been suspended since the beginning of 1994. The General Partner expects to resume MID payments in 1996, if the Partnership continues to perform as anticipated. MID incurred but not paid for the first six months of 1996 totaled $522,159.

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds from the facility because no amount will be reserved for any particular partnership. As of June 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment expires on October 9, 1996.

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

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the six month periods ended June 30, 1996 and 1995, $16,507 and ($18,983), respectively, were allocated to the General Partner. The limited partners received allocations of net income
(loss) of $313,642 and $(359,829) for the six months ended June 30, 1996 and 1995, respectively.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

Two class action lawsuits styled Robert Lewis vs. McNeil Partners, L.P., et. al., filed in the District Court of Dallas County, Texas, and James F. Schofield, et. al. vs. McNeil Partners, L.P., et. al., filed in the United States District Court, Southern District of New York, have been voluntarily dismissed without prejudice by the respective plaintiffs in such actions.

ITEM 5.  OTHER INFORMATION
- -------  -----------------

On August 5, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn ("Icahn"), and certain Icahn's affiliates, filed documents with the Securities and Exchange Commission disclosing that High River had entered into a letter agreement dated August 2, 1996 with the attorneys for the plaintiffs in the case styled James F. Schofield, et. al. ("Plaintiffs") v. McNeil Partners, L.P., et. al. The letter agreement provided, among other things, that (i) High River will commence, as soon as possible, but in no event more than six months, a tender offer for any and all of the outstanding Units of the Partnership and other affiliated partnerships (the "Partnerships") at a price that is not less than 75% of the estimated liquidation value of the Units (as determined by utilizing the same methodology that was used to determine the liquidation values in High River's previous tender offers for the Partnerships, as previously disclosed), which tender offer may be subject to such other terms and conditions as High River determines in its sole discretion; (ii) in the event that High River attains the position of general partner in any of the
Partnerships: (a) High River will take all actions necessary to cause a 25% reduction of fees of such Partnerships, (b) High River will not cause such Partnerships to take any action to discontinue the litigation with respect to receivable claims and (c) High River and Plaintiffs' counsel will in good faith execute an appropriate Stipulation of Settlement based upon the terms of the letter agreement, which stipulation shall not include a settlement or provide a release of the receivable claims; and (iii) from and after the date of the letter agreement, Plaintiffs' counsel agreed they will not enter into any settlement of the claims asserted in such litigation that does not provide for all consideration contained in a demand letter dated June 24, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                   Description
         -------                  -----------

         4. Amended and Restated Partnership Agreement, dated October 9, 1991 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1991).

         11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 135,030 limited partnership units outstanding in 1996 and 1995.

         27.                      Financial Data Schedule for the quarter  ended
                                  June 30, 1996.

         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                         McNEIL REAL ESTATE FUND X, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                 McNEIL REAL ESTATE FUND X, LTD.

                                 By: McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



August 14, 1996                      By: /s/ Donald K. Reed
- ----------------------                  ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer



August 14, 1996                      By: /s/ Ron K. Taylor
- ---------------------                   ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                        McNeil Investors, Inc.



August 14, 1996                      By: /s/ Brandon K. Flaming
- ---------------------                    ---------------------------------------
Date                                     Brandon K. Flaming
                                         Chief Accounting Officer of McNeil
                                         Real Estate Management, Inc.