Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND X LTD
filed 1996-11-14
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended      September 30, 1996
                           -----------------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9325
                            -------



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




              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
             (Address of principal executive offices)       (Zip code)



Registrant's telephone number, including area code   (972) 448-5800
                                                   -----------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                         MCNEIL REAL ESTATE FUND X, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
------

 Real estate investments:
   Land.....................................................           $     8,836,045      $   10,464,914
   Buildings and improvements...............................                70,725,463          78,886,121
                                                                        --------------       -------------
                                                                            79,561,508          89,351,035
   Less:  Accumulated depreciation..........................               (48,936,124)        (52,651,505)
                                                                        --------------       -------------
                                                                            30,625,384          36,699,530

Assets held for sale, net...................................                 5,274,349           2,237,733

Cash and cash equivalents...................................                 2,058,796           1,813,594
Cash segregated for security deposits.......................                   338,081             317,834
Accounts receivable.........................................                   406,554             432,618
Insurance proceeds receivable...............................                   526,472                   -
Prepaid expenses and other assets...........................                   328,949             332,665
Escrow deposits.............................................                 1,189,652             625,344
Deferred borrowing costs, net of accumulated amorti-
   zation of $400,670 and $306,342 at September 30,
   1996 and December 31, 1995, respectively.................                 1,197,244           1,179,331
                                                                        --------------       -------------

                                                                       $    41,945,481      $   43,638,649
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    41,960,038      $   44,454,316
Mortgage note payable - affiliates..........................                   800,000             800,000
Accounts payable............................................                    38,375             186,785
Accrued property taxes......................................                   935,714             522,951
Accrued interest............................................                   311,775             370,294
Accrued interest - affiliates...............................                     6,625               6,625
Other accrued expenses......................................                   300,676             318,324
Deferred gain on involuntary conversion.....................                   350,927                   -
Payable to affiliates - General Partner.....................                 3,267,982           2,907,490
Security deposits and deferred rental revenue...............                   386,961             385,231
                                                                        --------------       -------------
                                                                            48,359,073          49,952,016
                                                                        --------------       -------------
Partners' deficit:
   Limited partners - 135,200 limited partnership  units
     authorized;  135,030 limited partnership units out-
     standing at September 30, 1996 and December 31, 1995...                (1,137,892)         (1,788,928)
   General Partner..........................................                (5,275,700)         (4,524,439)
                                                                        --------------       -------------
                                                                            (6,413,592)         (6,313,367)
                                                                        --------------       -------------

                                                                       $    41,945,481      $   43,638,649
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.
                                  See    accompanying    notes   to    financial
statements.

                         MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                               September 30,                          September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    4,018,935     $    4,295,445    $   12,036,573     $   12,994,603
   Interest......................             25,597             22,668           103,112             87,793
   Gain on legal settlement......                  -                  -                 -             91,517
   Gain on disposition of real
     estate......................            275,424          3,183,698           275,424          3,183,698
                                       -------------      -------------     -------------      -------------
     Total revenue...............          4,319,956          7,501,811        12,415,109         16,357,611
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................          1,053,271          1,269,547         3,206,206          3,881,412
   Interest - affiliates.........             18,652             21,201            56,263             59,162
   Depreciation and
     amortization................            840,207            934,260         2,479,389          2,791,758
   Property taxes................            217,702            287,406           760,406            878,453
   Personnel expenses............            439,855            539,390         1,317,699          1,572,907
   Utilities.....................            324,528            357,228           933,530          1,043,367
   Repair and maintenance........            465,713            624,105         1,385,359          1,637,040
   Property management
     fees - affiliates...........            195,232            214,259           599,730            650,583
   Other property operating
     expenses....................            237,979            289,319           742,399            842,299
   General and administrative....             77,526            229,726           183,828            309,738
   General and administrative -
     affiliates..................             94,139            162,549           334,595            496,838
                                       -------------      -------------     -------------      -------------
     Total expenses..............          3,964,804          4,928,990        11,999,404         14,163,557
                                       -------------      -------------     -------------      -------------
Income before extraordinary
   item..........................            355,152          2,572,821           415,705          2,194,054
Extraordinary gain on
   extinguishment of debt........                  -                  -           269,596                  -
                                       -------------      -------------     -------------      -------------

Net income.......................     $      355,152     $    2,572,821    $      685,301     $    2,194,054
                                       =============      =============     =============      =============

Net income allocated to
   limited partners..............     $      337,394     $    2,444,180    $      651,036     $    2,084,351
Net income allocated to
   General Partner...............             17,758            128,641            34,265            109,703
                                       -------------      -------------     -------------      -------------

Net income.......................     $      335,152     $    2,572,821    $      685,301     $    2,194,054
                                       =============      =============     =============      =============

Net income per limited
 partnership unit:
   Income before extraordinary
     item........................     $         2.50     $        18.10    $         2.92     $        15.44
   Extraordinary gain on
     extinguishment of debt......                  -                  -              1.90                  -
                                       -------------      -------------     -------------      -------------

Net income.......................     $         2.50     $        18.10    $         4.82     $        15.44
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

                         MCNEIL REAL ESTATE FUND X, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995



                                                                                                   Total
                                                     General                 Limited              Partners'
                                                     Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------

Balance at December 31, 1994..............       $   (3,569,840)         $   (3,872,434)       $   (7,442,274)

Net income................................              109,703               2,084,351             2,194,054

Management Incentive Distribution.........             (810,159)                      -              (810,159)
                                                  -------------           -------------         -------------

Balance at September 30, 1995.............       $   (4,270,296)         $   (1,788,083)       $   (6,058,379)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $   (4,524,439)         $   (1,788,928)       $   (6,313,367)

Net income................................               34,265                 651,036               685,301

Management Incentive Distribution.........             (785,526)                      -              (785,526)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $   (5,275,700)         $   (1,137,892)       $   (6,413,592)
                                                  =============           =============         =============
















The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                                 Nine Months Ended
                                                                                  September 30,
                                                                       ------------------------------------
                                                                            1996                 1995
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $    11,977,570     $    12,904,628
   Cash paid to suppliers...................................                (4,742,603)         (4,989,477)
   Cash paid to affiliates..................................                (1,359,359)           (642,613)
   Interest received........................................                   103,112              87,793
   Cash received from legal settlement......................                         -              91,517
   Interest paid............................................                (2,970,669)         (3,595,770)
   Interest paid to affiliates..............................                   (56,263)            (57,957)
   Property taxes paid and escorted.........................                  (829,448)           (592,049)
                                                                        --------------      --------------
Net cash provided by operating activities...................                 2,122,340           3,206,072
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                (1,848,813)         (1,697,590)
   Additions to assets held for sale........................                    (7,775)                  -
   Proceeds from sale of real estate investment.............                 2,828,051           7,905,804
                                                                        --------------      --------------
Net cash provided by investing activities...................                   971,463           6,208,214
                                                                        --------------      --------------

Cash flows from financing activities:
   Net proceeds from refinancing mortgage
     note payable...........................................                   475,775                   -
   Principal payments on mortgage notes
     payable................................................                  (667,669)           (927,403)
   Deferred borrowing costs paid............................                  (112,241)            (24,613)
   Retirement of mortgage notes payable.....................                (2,544,466)         (6,616,232)
                                                                        --------------      --------------
Net cash used in financing activities.......................                (2,848,601)         (7,569,248)
                                                                        --------------      --------------

Net increase in cash and cash equivalents...................                   245,202           1,846,038

Cash and cash equivalents at beginning of
   period...................................................                 1,813,594             574,589
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     2,058,796     $     2,420,627
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

    Reconciliation of Net Income to Net Cash Provided By Operating Activities


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                       -----------------------------------
                                                                            1996                 1995
                                                                       ---------------     ---------------
Net income..................................................           $       685,301     $     2,194,054
                                                                        --------------      --------------

Adjustments  to  reconcile   net  income  to  net  cash
   provided  by  operating  activities:
   Depreciation and amortization............................                 2,479,389           2,791,758
   Amortization of discounts on mortgage
     notes payable..........................................                   115,898             140,110
   Amortization of deferred borrowing costs.................                    94,328             107,283
   Gain on disposition of real estate.......................                  (275,424)         (3,183,698)
   Extraordinary gain on extinguishment of debt.............                  (269,596)                  -
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (20,247)             (3,011)
     Accounts receivable....................................                   (36,563)            (31,632)
     Prepaid expenses and other assets......................                     3,716              18,723
     Escrow deposits........................................                  (569,618)             35,800
     Accounts payable.......................................                  (148,410)             25,960
     Accrued property taxes.................................                   412,763             451,995
     Accrued interest.......................................                    25,311              38,249
     Accrued interest - affiliates..........................                         -               1,205
     Other accrued expenses.................................                    48,796             151,904
     Payable to affiliates - General Partner................                  (425,034)            504,808
     Security deposits and deferred rental
       revenue..............................................                     1,730             (37,436)
                                                                        --------------      --------------

       Total adjustments....................................                 1,437,039           1,012,018
                                                                        --------------      --------------

Net cash provided by operating activities...................           $     2,122,340     $     3,206,072
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

                               September 30, 1996

NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature.
However, the results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the year ending
December 31, 1996.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                         Nine Months Ended
                                                            September 30,
                                                    -------------------------
                                                       1996            1995
                                                    -----------   -----------

Property management fees - affiliates.......        $   599,730   $   650,583
Charged to general and administrative -
   affiliates:
   Partnership administration...............            334,595       496,838
                                                     ----------    ----------

                                                    $   934,325   $ 1,147,421
                                                     ==========    ==========

Charged to General Partner's deficit:
   Management Incentive Distribution........        $   785,526   $   810,159
                                                     ==========    ==========









NOTE 5.
-------

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

       New loan proceeds...............           $  4,000,000
       Existing debt retired...........             (3,524,225)
                                                   -----------

       Proceeds from refinancing.......           $    475,775
                                                   ===========

The Partnership incurred $154,007 of deferred borrowing costs related to the refinancing of the Spanish Oaks mortgage note. The Partnership was also required to fund $165,291 into various escrows for property taxes, hazard insurance and deferred maintenance.

NOTE 6.
-------

On March 31, 1996, a fire destroyed or damaged 16 units and 2 laundry rooms at Regency Park Apartments. The total cost to repair the fire damage was $530,148.
The Partnership's insurance carrier will reimburse the Partnership for all costs incurred as a result of the fire less a standard deductible. A deferred involuntary conversion gain of $350,927 has been recorded on the Partnership's
September 30, 1996 Balance Sheet. The deferred involuntary conversion gain equals the insurance proceeds receivable less the adjusted basis of the property destroyed or damaged by the fire. The deferred involuntary conversion gain will be recognized as the insurance proceeds are received. Reconstruction of the destroyed or damaged units was completed during the third quarter of 1996.


NOTE 7.
-------

On September 18, 1996, the Partnership sold Parkway Plaza to an unaffiliated buyer for a cash sales price of $2,900,000. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                    Gain on Sale   Cash Proceeds
                                                    ------------   -------------

   Cash sales price............................     $ 2,900,000     $ 2,900,000

   Selling costs...............................         (71,949)        (71,949)
   Mortgage discount written off...............        (250,817)
   Straight-line rent receivables written off..         (56,303)
   Basis of real estate sold...................      (2,245,507)
                                                     ----------

   Gain on sale................................     $   275,424
                                                     ==========      ----------

   Proceeds from disposition of real estate
    investment.................................                       2,828,051
   Retirement of mortgage note payable.........                      (2,544,466)
                                                                     ----------

       Net cash proceeds.......................                     $   283,585
                                                                     ===========

On September 14, 1995, the Partnership sold The Courts Apartments to an unaffiliated buyer for a cash sales price of $8,050,000. The buyer also assumed the improvement district liens that encumbered the property. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                   Gain on Sale    Cash Proceeds
                                                   ------------    -------------

       Cash sales price..........................   $ 8,050,000     $ 8,050,000
       Improvement district liens assumed
         by buyer................................       140,358         140,358
                                                     ----------      ----------
       Total sales price.........................     8,190,358       8,190,358

       Selling costs.............................      (284,554)       (284,554)
       Deferred borrowing costs written off......       (48,307)
       Basis of real estate sold.................    (4,673,799)
                                                     ----------

       Gain on sale..............................   $ 3,183,698
                                                     ==========      ----------

       Proceeds from disposition of real estate
         investment..............................                     7,905,804
       Retirement of mortgage note...............                    (6,475,873)
       Assumption of improvement district liens..                      (140,358)
                                                                     ----------

       Net cash proceeds.........................                   $ 1,289,573
                                                                     ==========

NOTE 8.
-------

In 1996, the  Partnership  adopted the Financial  Accounting  Standards  Board's
Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of Long-Lived  Assets and for  Long-Lived  Assets to be Disposed Of."
This statement  requires the cessation of  depreciation on assets held for sale.
Parkway Plaza was placed on the market for sale in 1995. No depreciation charges on Parkway Plaza have been incurred in 1996.

The Partnership placed Cave Spring Corners and Iberia Plaza on the market for sale effective October 1, 1996. Consequently, the Partnership's investments in Cave Spring Corners and Iberia Plaza are classified as assets held for sale on the Partnership's September 30, 1996 Balance Sheet. No further depreciation will be charged on Cave Spring Corners or Iberia Plaza effective October 1, 1996.

NOTE 9.
-------

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1996, the Partnership owned seven apartment properties, one office building and three shopping centers. All of the Partnership's properties are subject to mortgage notes. On September 18, 1996, the Partnership sold Parkway Plaza Shopping Center to an unaffiliated purchaser. The Partnership recognized a $275,424 gain on the disposition. Cash proceed to the Partnership amounted to $283,585. On September
14, 1995, the Partnership sold The Courts Apartments to an unaffiliated purchaser. The Partnership recognized a $3,183,698 gain on the disposition. Cash proceeds to the Partnership amounted to $1,289,573.





RESULTS OF OPERATIONS
---------------------

The Partnership reported net income of $335,152 and $685,301 for the three month and nine month periods ended September 30, 1996.  Included in net income for the quarters ended  September 30, 1996 and 1995 are gains on the disposition of real estate of totaling $275,424 and $3,183,698,  respectively. The 1996 gain relates to the sale of Parkway  Plaza.  The 1995 gain  relates to the sale of The Courts
Apartments.  Also  included in the net income for the current year is a $269,596 extraordinary  gain  relating to the  refinancing  of the Spanish Oaks  mortgage note.  Excluding the gains on disposition  of real estate and the  extraordinary gain, net income for the three month and nine month periods  increased  $690,605 and $1,129,925 over net income reported for the comparable year-earlier periods.

Revenues:

Although rental revenue decreased in 1996 compared to 1995, the decrease was attributable to the sale of The Courts Apartments on September 14, 1995. After excluding rental revenue attributable to The Courts Apartments and Parkway
Plaza, the Partnership reported increases in rental revenue of $110,239 or 2.8% and $350,420 or 3.0% for the three month and nine month periods ended September
30, 1996 compared to the same periods of 1995.

Rental  revenue  increased  at seven  of the  Partnership's  eleven  properties:
Particularly  noteworthy  were the 13.6%  increase in rental revenue at La Plaza
Office  Building  and the 8.6%  increase  in  rental  revenue  at Quail  Meadows
Apartments. The increased rental revenue at these two properties is attributable to increased occupancy rates at the properties. The other properties that increased rental revenue did so increasing rental rates charged at the properties while maintaining or improving their occupancy rates. Of the remaining four Partnership properties, rental revenue was unchanged Cave Spring
Corners in 1996 compared to 1995, rental losses at Regency Park Apartments doubled in 1996 due to the March 31, 1996 fire that destroyed 16 apartment units at the property, and rental revenue decreased 3.5% and 3.8% at Briarwood
Apartments and Lakeview Plaza, respectively, due to decreased occupancy rates.

Expenses:

Excluding those expenses attributable to The Courts Apartments, Partnership expenses decreased $548,770 or 4.4% for the nine months ended September 30, 1996 compared to the same period of 1995. Every expense category decreased in 1996 except for property management fees, which increase in tandem with rental revenues, and other property operating expenses, which increased 0.4%. All of the decreases were small with the exception of general and administrative expenses, and general and administrative expenses paid to affiliates. These two items decreased 41% and 33%, respectively.

General and administrative expenses decreased $125,910 in 1996 compared to 1995.
The Partnership or 40.7% over general and administrative expenses incurred in 1995. In 1995, the Partnership incurred $197,349 of expenses related to the evaluation and dissemination of information with regards to an unsolicited tender offer. Only $49,621 of such expenses have been incurred to date in 1996.
However, the Partnership expects to incur significant additional expenses during the fourth quarter related to an additional unsolicited tender offer. See Item 5
- Other Information.




General and administrative expenses paid to affiliates decreased $162,243 in 1996 compared to 1995. The decrease represents both a reduction in the Partnership's share of such expenses, due to the sale of The Courts Apartments, and a reduction in the level of such expenses charged to the Partnership by affiliates of the General Partner.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow provided by operating activities decreased to $2,122,340 from $3,206,072 for the first nine months of 1996. Cash received from tenants decreased $927,055 or 7.2% due to the sale of The Courts Apartments. The refinancing of the Spanish Oaks mortgage note accounts for much of the $237,399 increase in property taxes paid and escrowed. The Partnership was required to fund an escrow account for the payment of property taxes for Spanish Oaks
Apartments; no such escrow account was required under terms of the previous mortgage note.

Additions to real estate investments increased $152,000 in the first nine months of  1996  compared  to  the  same  period  of  1995.  However,  $530,148  of the improvements  relate to unbudgeted  expenditures to repair and refurbish  damage related to the March 31, 1996 fire at Regency Park  Apartments.  The Partnership expects to receive a refund of approximately $526,000 from its insurance carrier
related  to  the  fire  damage.   In  addition  to  cash  expended  for  capital
improvements,  the Partnership  received $2,828,051 in proceeds from the sale of
Parkway Plaza, before repayment of the related mortgage debt.

Financing activities include the $2,544,466 retirement of the Parkway Plaza mortgage note due to the sale of the property. In addition to the retirement of the Parkway Plaza mortgage note, the Partnership repaid $667,669 against its other mortgage notes through regularly scheduled monthly debt service payments.
The Partnership also received $475,775 of net proceeds from the refinancing of the Spanish Oaks mortgage note in January, 1996. Related to the Spanish Oaks mortgage refinancing, in 1996 the Partnership paid $112,241 of deferred borrowing costs to obtain the new Spanish Oaks mortgage note.

Short-term liquidity:

At September 30, 1996, the Partnership held cash reserves of $2,058,796, an increase of $245,202 from the balance at the end of 1995. Cash reserves of the Partnership have increased significantly from depressed levels at the end of 1994. The General Partner is continuing to take steps to increase the Partnership's liquidity. Some of these steps are discussed in the following paragraphs.

Over the past three years, the Partnership has invested large amounts of funds in capital improvements at the Partnership's properties. Although significant challenges remain, total capital expenditures for 1996 are expected to decrease from the average amount expended in each of the past three fiscal years. For the balance of 1996, the largest capital projects of the Partnership will be concentrated at La Plaza Office Building as the property undergoes refurbishment to allow it to take advantage of a strong Las Vegas market.







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

Beginning  in  March,   the   Partnership   resumed   payment  of   reimbursable
administrative  expenses to affiliates of the General Partner. Such payments had been  suspended  since the  beginning of 1994.  The General  Partner  expects to resume  MID  payments  in 1996,  if the  Partnership  continues  to  perform  as anticipated. MID incurred but not paid for the first nine months of 1996 totaled
$785,526.

Long-term liquidity:

While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. There is no assurance that support from affiliates would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard.

The  Partnership  has  determined  to begin an  orderly  liquidation  of all the
Partnership's assets. Although there can be no assurance as to the timing of any
liquidation,   it  is  anticipated  that  such   liquidation   would  result  in
distributions  to the limited partners of the cash proceeds from the sale of the
Partnership's properties, subject to cash reserve requirements, as they are sold with  the  last  property  disposition  before  December  2001,  followed  by  a dissolution of the  Partnership.  In this regard,  the Partnership  sold Parkway
Plaza on September  18, 1996,  and has placed two  additional  properties on the market for sale.

Income Allocations and Distributions:

Terms  of  the  Amended   Partnership   Agreement  specify  that  income  before
depreciation  is allocated  to the General  Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner,  respectively.  Therefore, for the nine month periods ended
September 30, 1996 and 1995, $34,265 and 109,703,  respectively,  were allocated to the General Partner.  The limited partners received allocations of net income of $651,036  and  $2,084,351  for the nine months ended  September  30, 1996 and
1995, respectively.

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



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

McNeil  Pacific  Investors  Fund 1972,  Ltd.,  McNeil  Real Estate Fund V, Ltd.,
McNeil Real Estate Fund IX, Ltd.,  McNeil Real Estate Fund X, Ltd.,  McNeil Real
Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund
XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. vs. High River Limited Partnership,
Riverdale  Investors Corp., Carl C. Icahn, and Unicorn Associates  Corporation -
United States  District Court for the Central  District of California,  Case No.
96-5680SVW.

On August 12, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On
August 19, 1996, these partnership commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High
River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

On October 17, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River.

ITEM 5.  OTHER INFORMATION
-------  -----------------

On September 20, 1996, High River announced that it had commenced a tender offer for any and all units of the Partnership at $85.50 per unit. The tender was originally due to expire October 18, 1996, however, this offer has been extended until November 22, 1996.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------

(a)      Exhibits.

         Exhibit
         Number                   Description
         -------                  -----------

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

         27.                      Financial Data Schedule for the quarter  ended
                                  September 30, 1996.

         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed
         10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.





                         McNEIL REAL ESTATE FUND X, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND X, LTD.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



November 14, 1996                    By:  /s/  Donald K. Reed
-----------------                       ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer



November 14, 1996                    By:  /s/  Ron K. Taylor
-----------------                       ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                          McNeil Investors, Inc.



November 14, 1996                    By:  /s/  Brandon K. Flaming
-----------------                       ----------------------------------------
Date                                    Brandon K. Flaming
                                        Chief Accounting Officer of McNeil
                                          Real Estate Management, Inc.







