Form 10-K405
period 1996-12-31
MCNEIL REAL ESTATE FUND X LTD
filed 1997-03-31
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended            December 31, 1996
                               -------------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

133,248 of the registrant's 134,980 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:   See Item 14, Page 46

                                TOTAL OF 50 PAGES

                                     PART I

ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Real Estate Fund X, Ltd. (the "Partnership") was organized on June 1, 1979 as a limited partnership under provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil ("McNeil"). The Partnership is governed by an amended and restated partnership agreement dated October 9, 1991, as amended (the "Amended Partnership Agreement"). Prior to October 9, 1991, Pacific Investors Corporation (the prior "Corporate General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership, which was governed by an agreement of limited partnership (the "Original Partnership Agreement") dated June 1, 1979. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

On December 14, 1979, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $67,500,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on July 17, 1980, with 135,000 Units sold at $500 each, or gross proceeds of $67,500,000 to the Partnership. The original general partners purchased an additional 200 Units for $100,000. Limited partners relinquished 220 Units between 1993 and 1996, leaving 134,980 Units outstanding at December 31, 1996.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interest in the Corporate General Partner, were sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990 providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

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

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims $69,234 in cash, and common and preferred stock in the reorganized Southmark. The cash and stock represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995 for $22,283 which, when combined with the cash proceeds from Southmark, resulted in a gain on settlement of litigation of $91,517.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1996, the Partnership owned eleven income-producing properties as described in Item 2 - Properties.

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

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unitholders by December 2001. In this regard, the Partnership has placed Cave Spring Corners and Iberia Plaza on the market for sale. Until such time as the Partnership's assets are liquidated, the Partnership's plan of operations is to preserve or increase the net operating income of its assets whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's assets.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for a discussion of competitive conditions at the Partnership's properties.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

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

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $72 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $85.50 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1997, High River has purchased 8.65% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers have been dismissed without prejudice.

ITEM 2.   PROPERTIES
-------   ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1996. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable" and Note 6 - "Mortgage Note Payable - Affiliate." See also Item 8 -
Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                                Net Basis                          1996           Date
Property              Description              of Property       Debt         Property Tax      Acquired
---------             -----------              -----------       ----         ------------      --------
Real Estate Investments:

Briarwood (1)         Apartments
Tucson, AZ            196 units            $      1,976,109     $ 2,124,642    $   60,687         07/80

Coppermill (2)        Apartments
Tulsa, OK             544 units                   3,856,487       4,994,151        79,720         10/80

La Plaza              Office Building
Las Vegas, NV         104,230 sq. ft.             4,938,178       2,396,381        61,327         09/80

Lakeview Plaza        Retail Center
Lexington, KY         172,252 sq. ft.             3,572,062       4,091,999        49,244         07/80

Orchard (3)           Apartments
Lawrence, IN          378 units                   3,278,665       6,185,485       205,961         12/80

Quail Meadows (4)     Apartments
Wichita, KS           440 units                   4,270,416       5,872,125        72,687         06/80

Regency Park (5)      Apartments
Ft. Wayne, IN         226 units                   2,116,157       2,390,794       115,676         06/80

Sandpiper (6)         Apartments
Westminster, CO       360 units                   3,705,377       5,450,041        60,498         04/80

Spanish Oaks (7)      Apartments
San Antonio, TX       239 units                   2,543,669       3,970,703       136,140         08/80
                                            ---------------   -------------     ---------
                                           $     30,257,120  $   37,476,321    $  841,940
                                            ===============   =============     =========

Assets Held for Sale:

Cave Spring
  Corners             Retail Center
Roanoke, VA           165,547 sq. ft.      $      2,257,480  $    3,077,041    $   58,891         10/80

Iberia Plaza          Retail Center
New Iberia, LA        134,275 sq. ft.             3,051,251       1,858,930        52,804         06/80
                                            ---------------   -------------     ---------

                                           $      5,308,731  $    4,935,971    $  111,695
                                            ===============   =============     =========

----------------------------------------
Total:   Apartments  - 2,383 units
         Retail Centers - 472,074 sq. ft.
         Office Building - 104,230 sq. ft.

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

(3) Orchard Apartments is owned by Orchard Fund X Limited Partnership, which is wholly-owned by the Partnership.

(4) Quail Meadows Apartments is owned by Quail Meadows Fund X Limited Partnership, which is wholly-owned by the Partnership.

(5)      Regency Park  Apartments is owned by    Regency Park Fund X Associates,
         L.P. which is wholly-owned by the Partnership and the General Partner.

(6) Sandpiper Apartments is owned by Sandpiper Fund X Limited Partnership, which is wholly-owned by the Partnership.

(7)      Spanish   Oaks   Apartments is  owned by Spanish Fund X, Ltd., which is
         wholly-owned by the Partnership.

The following table sets forth the occupancy rates and rent per square foot of the Partnership's properties for each of the last five years:

                                        1996           1995            1994           1993          1992
                                    -------------  -------------  --------------  -------------  -----------
Real Estate Investments:
------------------------

Briarwood
   Occupancy Rate............             84%             92%            99%            99%             96%
   Rent Per Square Foot......       $    9.34      $     9.91      $    9.62       $   8.58       $    8.07

Coppermill
   Occupancy Rate............             89%             94%            92%            92%             89%
   Rent Per Square Foot......       $    5.74      $     5.46      $    5.28       $   4.99       $    4.73

La Plaza
   Occupancy Rate............             88%             77%            97%            99%             95%
   Rent Per Square Foot......       $   12.41      $    10.10      $   13.97       $  12.56       $   12.58

Lakeview Plaza
   Occupancy Rate............             99%             98%           100%           100%             95%
   Rent Per Square Foot......       $    5.55      $     4.71      $    5.69       $   5.35       $    4.97

Orchard
   Occupancy Rate............             93%             98%            94%            93%             89%
   Rent Per Square Foot......       $    7.40      $     7.25      $    6.95       $   6.24       $    6.20

Quail Meadows
   Occupancy Rate............             91%             94%            89%            77%             92%
   Rent Per Square Foot......       $    6.21      $     5.80      $    5.62       $   5.53       $    5.99

Regency Park
   Occupancy Rate............             89%             92%            94%            89%             86%
   Rent Per Square Foot......       $    5.19      $     5.45      $    5.09       $   4.46       $    4.64

                                        1996           1995            1994           1993          1992
                                    -------------  -------------  --------------  -------------  -------
Real Estate Investments (continued):

Sandpiper
   Occupancy Rate............             96%             94%            95%            94%             98%
   Rent Per Square Foot......       $    9.48      $     9.29      $    8.93       $   8.33       $    7.46

Spanish Oaks
   Occupancy Rate............             87%             90%            91%            96%             95%
   Rent Per Square Foot......       $    6.17      $     6.18      $    5.97       $   5.64       $    5.23

Assets Held for Sale:

Cave Spring Corners
   Occupancy Rate............            100%             98%           100%            99%             95%
   Rent Per Square Foot......       $    5.14      $     4.75      $    4.53       $   3.92       $    3.93

Iberia Plaza
   Occupancy Rate............            100%             98%            94%            90%             88%
   Rent Per Square Foot......       $    4.91      $     3.71      $    3.90       $   3.59       $    3.41


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

Competitive Conditions at Properties
------------------------------------

Students at nearby University of Arizona make up 69% of the tenants at Briarwood Apartments. Briarwood has an excellent location near the university and a bike route to the university. Due to the heavy student-tenant profile, occupancy at the property typically drops during the summer months, giving Briarwood an average occupancy rate four to five percentage points below market averages. The Tucson market softened during 1996 and 1995 due to new construction. Market occupancy rates decreased to 91% during 1996. The occupancy rate at Briarwood decreased to 84% at the end of 1996. Planned developments in the area may have a short-term impact on the property, but long-term impact is expected to be negligible due to Briarwood's excellent location.

A major exterior renovation recently finished at Cave Spring Corners Shopping Center has allowed the Partnership to increase the property's rental rates up to area averages. Occupancy remains high due to a good location. Competing properties have also been renovated during the past five to six years. The economic outlook for the Roanoke area is expected to be positive, and should allow Cave Spring Corners to maintain its high occupancy throughout 1997. The Partnership placed Cave Spring Corners on the market for sale effective October 1, 1996.

The average occupancy rate at Coppermill Apartments mirrors the local area average of 92%. Tulsa area occupancy rates are expected to be stable in the 92% to 93% range. Most properties in the immediate area, including Coppermill, were built by the same developer using identical floor plans. Thus, the local market is very price-sensitive. Management is working to differentiate Coppermill's units by upgrading interior fixtures and appliances. The average monthly rent per square foot city-wide is $.54 per square foot. Coppermill's monthly rental rates average $.515 per square foot, and are scheduled to increase to $.53 per square foot in 1997.

Iberia Plaza gained a new anchor tenant during 1995. The property remained 97% leased, but the proportion of the space that was "dark" or vacant decreased from 84% to 19% during 1995. The new tenant, a grocery store, has increased the amount of traffic into the New Iberia property. In connection with the new anchor tenant lease, the Partnership invested over $700,000 in capital improvements to replace the asphalt, roof, exterior lighting and HVAC equipment. The primary competition for the property is a retail center constructed in 1991 across the street from Iberia Plaza. The new retail center charges an average rental rate of $8 to $10 per square foot as opposed to $6 at Iberia Plaza. The Partnership placed Iberia Plaza on the market for sale effective October 1, 1996.

La Plaza Business Center made significant leasing strides in 1995 and 1996 while recovering from large vacancies in 1995 due to space vacated by two large tenants. Occupancy fell from 97% at the beginning of 1995 to a range of 60 to 70% in mid 1995. Occupancy has since recovered to 88% and is projected to be approximately 94% by the end of 1997. The Partnership has invested substantial funds in tenant improvements, bringing the property in compliance with local building codes, updating interiors of the buildings, and reconfiguring interior space. The investments will continue into early 1998. The Partnership intends to fund the tenant improvements as lease negotiations proceed with new tenants. Demand for office space in Las Vegas is expected to be strong in 1997. New construction is aimed at the high-end of the market, and is not expected to compete with La Plaza.

Lakeview Plaza's anchor tenant space was sublet to two tenants in 1996. The anchor tenant space is now occupied and drawing customers to the center once again. The local market area appears to be strong, with several national retailers opening new stores or announcing plans for new stores in the Lexington area. There are several, newer competing properties in close proximity to Lakeview Plaza. All but one space at the center remains leased, but little growth in rental rates has been seen since the early 1990s.

Orchard Apartments has benefited from extensive capital improvements during the past several years. The property, as a result, has good curb appeal and a favorable local reputation. Orchard's occupancy rate is usually two percentage points above its competitors. The property is also able to command rental rates slightly in excess of its competitors. The Lawrence market, however, appears to be softening due to a favorable climate for first-time home buyers and an unusual number of job transfers by residents out of the area. Consequently, the property is likely to have slower revenue growth in 1997 than has been achieved in recent years.

Quail Meadows Apartments is one of the nicer properties in the Wichita area. Both interiors and exteriors of the property are above average relative to the competition. Quail Meadows has maintained occupancy rates higher than market averages, but has not been able to increase rental rates despite significant capital improvements. However, the local market appears to be improving, with local employers doing well. Rental rates, which have been depressed for several years, are expected to rise in 1997. No new apartment communities are planned for the submarket, and none have been built for the past twelve years.

Occupancy rates in the Regency Park Apartments market area average 92%, slightly better than Regency Park's occupancy rate. Rental rates realized at Regency Park are approximately 8% lower than its competitors. The property competes with numerous properties, some of which are newer or have more appeal to prospective tenants. Capital improvements made by the Partnership during the past three years have allowed the property to close some of the gap between Regency Park and its competitors. The rental market in the Ft. Wayne area, however, remains price sensitive. Improvements in operating results generally are coming through improved occupancy rather than rate increases.

Capital improvements placed in service since 1992 have allowed Sandpiper Apartments to repeatedly increase its base rental rates. Occupancy and rental rates are above market averages. There is significant new construction under development in the market area. It is expected that the new construction will put downward pressure on Westminster market rent levels, but management expects that well-maintained Sandpiper will continue to compete effectively.

Average occupancy rates at Spanish Oaks Apartments have decreased 3.5 percentage points during the past two years due to competition with new construction, older properties that have been renovated, and rate hikes at Spanish Oaks. The Partnership has increased base rental rates at the property, but rental rates at Spanish Oaks remain below San Antonio market averages. The interiors at Spanish Oaks will need to be updated to allow the property to raise its rents to current market levels. Also of concern is the reliance upon personnel employed or stationed at Fort Sam Houston Army Base for many of the property's tenants.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1997 through 2006:

                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           -----------           -----------           ------           -----------
Real Estate Investments:
------------------------

La Plaza
--------
1997                         12                        9,646         $   142,356             11%
1998                          4                       10,793             162,048             12%
1999                          4                       13,410             242,856             18%
2000                          6                       34,085             521,568             39%
2001                          4                       12,253             183,768             14%
Thereafter                    0                            -                   -              -

Lakeview Plaza
--------------
1997                          3                       10,568              93,780             11%
1998                          2                        1,025              15,168              2%
1999                          2                        6,071              54,648              7%
2000                          1                          913               9,432              1%
2001                          0                            -                   -              -
2002                          0                            -                   -              -
2003                          2                       16,721             118,380             14%
2004                          2                      121,942             455,700             56%
2005                          0                            -                   -              -
2006                          0                            -                   -              -

Assets Held for Sale:
---------------------

Cave Spring Corners
-------------------
1997                          1                        1,920         $    26,808              4%
1998                          2                        6,255              42,156              6%
1999                          2                        3,758              43,896              7%
2000                          2                        3,298              37,968              6%
2001                          5                      105,071             335,820             51%
2002                          0                            -                   -              -
2003                          2                       46,432             171,156             26%
2004                          0                            -                   -              -
2005                          0                            -                   -              -
2006                          0                            -                   -              -



                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           -----------           -----------           ------           -----------
Iberia Plaza
------------
1997                          3                        4,008         $    23,808              4%
1998                          5                       33,285             139,260             26%
1999                          5                        7,243              56,808             10%
2000                          0                            -                   -              -
2001                          1                        3,240              27,540              5%
2002                          0                            -                   -              -
2003                          1                       79,902             271,668             50%
2004                          0                            -                   -              -
2005                          1                        3,360              26,040              5%
2006                          0                            -                   -                -


No residential tenant leases 10% or more of the available rental space of any residential property. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:


Nature of
Business                       Square Footage                                                 Lease
   Use                              Leased                       Annual Rent                Expiration
---------                      --------------                    -----------                -----------
Real Estate Investments:
------------------------

La Plaza:
---------
   Governmental agency              12,097                         $224,052                     1999

Lakeview Plaza:
---------------
   Discount department store        78,337                          252,996                     2004
   Grocery store                    43,605                          202,704                     2004

Assets Held for Sale:
---------------------

Cave Spring Corners:
--------------------
   Department store                 84,217                          192,000                     2001
   Grocery store                    46,432                          143,556                     2003

Iberia Plaza:
-------------
   Grocery store                    26,445                           89,916                     1998
   Discount department store        79,902                          271,668                     2003

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except as noted below.

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 1, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 1, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to Unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

2)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

3) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

4)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

5) The First National Bank of Chicago, as Trustee Under That Certain Pooling and Servicing Agreement Dated as of December 1, 1995, for Resolution Trust Corporation Commercial Mortgage Pass-Through Certificates, Series 1995-C2
     v. McNeil Real Estate Fund X, Ltd., McNeil Partners, L.P. and McNeil Investors, Inc. - U.S. District Court, Northern District of Dallas, Dallas Division; Civil Action No. 33-96CV3198-D; and District Court, Dallas County, Texas, F-116th Judicial District; Case No.: 96-13066(P96014).

     The plaintiffs are the holder of a certain Second Lien Wraparound Promissory Note ("Wraparound Note") secured by the Spanish Oaks Apartments. This action involves a dispute of the principal payoff amount on the Wraparound Note. The plaintiffs contend that the payoff balance is $3,399,592; however, the Partnership has calculated the payoff balance to be significantly less. On January 26, 1996, the Partnership refinanced the Spanish Oaks Apartments. At that time the $3,399,592 was escrowed with the American Title Company. The plaintiff claims that pursuant to the terms of the Wraparound Note, the Partnership owes the entire escrowed balance. The parties have been ordered to mediation before July 28, 1997, which is the current trial date. The Partnership anticipates that this matter will be concluded through settlement with no adverse effect to the Partnership.

For discussion of the Southmark bankruptcy, see Item 1 - Business."

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

None.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
-------      ------------------------------------------------------------
             RELATED SECURITY HOLDER MATTERS
             -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)       Title of Class                      Number of Record Unit Holders
          --------------                      -----------------------------

          Limited partnership units           6,617 as of January 31, 1997

(C) No distributions were paid to the limited partners in 1996 or 1995 and none are anticipated in 1997. The Partnership accrued distributions of $1,048,667 and $1,064,257 for the benefit of the General Partner for the years ended December 31, 1996 and 1995, respectively. These distributions are the Management Incentive Distribution (the "MID") pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the likelihood that the Partnership will resume distributions to the limited partners.

ITEM 6.    SELECTED FINANCIAL DATA
-------    -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.

                                                          Years Ended December 31,
Statements of                      --------------------------------------------------------------------------
Operations                              1996           1995            1994           1993           1992
------------------                 --------------  -------------  --------------  -------------  ------------
Rental revenue...............      $   16,089,109  $  16,878,076  $  17,375,904   $ 16,217,889  $  16,023,798
Gain on involuntary
 conversion..................             285,127              -              -        268,434        192,168
Gain on sale of real estate..             353,389      3,183,698              -              -              -
Total revenue................          16,853,542     20,258,594     17,428,487     16,542,802     16,283,680
Loss on replacement
 of assets...................                   -              -              -              -       (675,420)
Income (loss) before
 extraordinary items.........             872,382      2,193,164     (1,199,904)    (1,693,057)    (2,101,133)
Extraordinary items..........             269,596              -        292,539     (1,078,519)             -
Net income (loss)............           1,141,978      2,193,164       (907,365)    (2,771,576)    (2,101,133)

Net income (loss) per
limited partnership unit:
Income (loss) before
 extraordinary items.........      $        6.14    $      15.43  $      (10.25)  $     (15.62) $      (24.66)
Extraordinary items..........               1.90               -           2.06          (7.58)             -
                                    ------------     -----------   ------------    -----------   ------------

Net income (loss)............      $        8.04    $      15.43  $       (8.19)  $     (23.20) $      (24.66)
                                    ============     ===========   ============    ===========   ============

                                                                As of December 31,
Balance Sheets                          1996           1995            1994           1993           1992
--------------                      -------------  -------------  --------------  -------------  ------------

Real estate investments, net...    $  30,257,120    $36,699,530   $  37,024,893   $  45,705,474  $ 44,968,959
Assets held for sale...........        5,308,731      2,237,733       7,215,032              -              -
Total assets...................       41,407,352     43,638,649      48,379,933     50,632,244     48,958,917
Mortgage notes payable, net....       42,412,292     44,454,316      52,078,850     54,484,455     49,141,717
Partners' deficit..............       (6,220,056)    (6,313,367)     (7,442,274)    (5,900,107)    (2,304,044)

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership sold the following properties during the five year period ended December 31, 1996.

             Property                               Date Sold
             --------                               ---------

             Parkway Plaza                       September 18, 1996
             The Courts Apartments               September 14, 1995

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The  Partnership  was formed to  acquire,  operate and  ultimately  dispose of a portfolio of income-producing real properties. At the end of 1996, the Partnership owned seven apartment buildings, three retail centers and one office building. All of the Partnership's properties are subject to mortgage indebtedness.

On September 18, 1996, the Partnership sold Parkway Plaza shopping center, a 135,682 square foot retail center located in Lafayette, Louisiana. The decision to sell Parkway Plaza was influenced by both the General Partner's belief that the appreciation potential of the property was limited and the impending maturity of the mortgage note secured by the property. The Partnership recorded a $275,424 gain on the sale of Parkway Plaza. Net proceeds from the sale amounted to $283,585 and were added to the Partnership's balance of cash reserves.

The mortgage note secured by La Plaza Office Building in Las Vegas matured on March 1, 1997. Subsequent to year end, on February 28, 1997, the Partnership resolved the impending maturity by refinancing the La Plaza mortgage note. The Partnership obtained a 3-year, $2,336,029 mortgage note from another partnership affiliated with the General Partner. The new mortgage note bears interest at a variable rate equal to 1% plus the prime lending rate. No net proceeds were realized from the refinancing.

Earlier, the Partnership realized $475,775 from the January 26, 1996 refinancing of the Spanish Oaks mortgage note. The new mortgage note, in the amount of $4,000,000, reduced the interest rate on the debt secured by Spanish Oaks Apartments to 7.71% from the previous mortgage note's 10% rate. Monthly debt service payments were reduced to $28,546 from $31,392. In connection with the payoff of the previous mortgage note, the Partnership negotiated a discounted payoff that resulted in a $269,596 extraordinary gain on extinguishment of debt.

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995

Partnership net income decreased in 1996 to $1,141,978 from $2,193,164 in 1995. Included in net income for both years are gains on sale of real estate. Gains on sale of real estate amounted to $353,389 and $3,183,698 for the years 1996 and 1995, respectively. Partnership income from continuing property operations, excluding gains on sale of real estate and all other one-time transaction gains, increased to $233,866 in 1996 from a loss of $1,082,051 in 1995. The improved performance of the Partnership is attributable to the improving performance of the Partnership's properties generally, and to the elimination of rental operations at The Courts Apartments which was sold on September 14, 1995.

Revenue:

Rental revenue decreased $788,967 to $16,089,109 in 1996 compared to 1995. However, after excluding rental revenue attributable to Parkway Plaza and The Courts Apartments, the two Partnership properties sold during 1996 and 1995, the Partnership reported a $747,824 or 5.0% increase in rental revenue in 1996 compared to 1995.

Rental revenue increased at four of the Partnership's seven residential properties. All of the residential properties increased base rental rates by small amounts except for Quail Meadows Apartments. The increases in base rental rates averaged 2.6%. Although Quail Meadows Apartments did not increase its base rental rates, an increase in average occupancy rates resulted in the Wichita property reporting the largest net increase in rental revenue of the Partnership's seven residential properties. Coppermill also reported an increase in average occupancy rates. Rate hikes at Orchard Apartments and Sandpiper Apartments were partially offset by decreased average occupancy rates. The decrease in occupancy at Briarwood Apartments more than offset a small rental rate increase. The Tucson property is competing in a soft market where new construction is not being fully absorbed. Rental revenue at Regency Park Apartments was adversely affected by a fire that destroyed 16 units, and the following reconstruction. Rental revenue was essentially unchanged at Spanish Oaks Apartments in 1996 compared to 1995.

The Partnership's four commercial properties reported much larger increases in rental revenue than did the Partnership's residential properties. The increases were led by La Plaza Office Building. Rental revenue at La Plaza increased 23% in 1996. The increase was achieved through an increase in the occupancy rate from 77% at the end of 1995 to 88% at the end of 1996. The Partnership is in the process of reconfiguring the Las Vegas property, after the property's two largest tenants vacated their space in 1995, to take advantage of a strong market for office space in the Las Vegas market. The Partnership's three retail centers also posted increased rental revenue, largely through increased recoveries of operating expenses and property taxes from their respective tenants.

Expenses:

Partnership expenses decreased $2,084,270 or 11.5% in 1996 compared to 1995. Expenses decreased in all categories except for property taxes and general and administrative expenses. However, most of the decrease in expenses is due to the sale of The Courts Apartments and Parkway Plaza. Expenses incurred by the Partnership's remaining properties decreased $148,950 or 0.9% in 1996 compared to 1995. Every expense category changed by less than 5% at the remaining properties except for property taxes, general and administrative, and general and administrative expenses paid to affiliates.

Property tax expense increased $147,776 or 17.1% at the eleven properties remaining in the Partnership's portfolio at the end of 1996. Property tax expense increased by more than 10% at five properties: Cave Spring Corners, Iberia Plaza, Lakeview Plaza, Regency Park Apartments and Spanish Oaks Apartments. Generally, the increases result from increased valuations placed on properties by local tax jurisdictions. Some of the change, particularly at Lakeview Plaza, results from adjustments to prior year taxes as a result of appeal proceedings. The Partnership was able to reduce Lakeview Plaza's 1994 property taxes as the result of a 1995 administrative hearing that reduced the property's assessed value. However, in 1996 the tax jurisdictions appealed and won a reversal of the decreased assessed value.

General and administrative expenses increased $54,481 or 14.7% in 1996 compared to 1995. Expenses related to the evaluation and dissemination of information regarding an unsolicited tender offer increased $20,638 in 1996 compared to 1995. Also, the Partnership incurred a $23,139 increase in sales and use taxes paid to various states and a $13,000 increase in fees paid to appraisers.

General and administrative expenses paid to affiliates decreased $239,503 or 36% in 1996 compared to 1995. Reimbursements charged to the Partnership decreased because of reduced expenses incurred by affiliates in managing the Partnership and other affiliated partnerships. Expenses also decreased because of the sale of Parkway Plaza and The Courts Apartments in 1996 and 1995, respectively. Expenses charged by affiliates have and will continue to decrease as the Partnership liquidates its portfolio of properties.

1995 compared to 1994

Revenue:

The Partnership reported two non-recurring items of revenue in 1995. A $3,183,698 gain was recognized on the September 1995 sale of The Courts Apartments. The Partnership also reported a $91,517 gain on a legal settlement that pertained to the settlement of the Partnership's claims in the Southmark bankruptcy filing.

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

Decreases in rental revenue were reported at Iberia Plaza, La Plaza Office Building and Lakeview Plaza. Behind the 3.8% decrease in rental revenue at Iberia Plaza was a decrease in percentage rents from the property's tenants. 78% of the property's leasable space was "dark" (space that is under lease, but vacant) for some period of time during 1995. Tenants who have vacated their space, but are still paying base rent do not provide the Partnership with any percentage rents. Expense recoveries also decreased at Iberia Plaza. A new anchor tenant (a grocery store) is now in place at Iberia Plaza. The General Partner anticipated that expense recoveries would improve in 1996 due to the new anchor tenant. Rental revenue at La Plaza Office Building decreased 28% as a major tenant moved to a competing property and another tenant reduced its space requirements by half. The Partnership is reconfiguring space arrangements at La Plaza Office Building to take advantage of the shortage of smaller office suites in the Las Vegas market. Rental revenue was expected to remain depressed at La Plaza for 1996, before improving in 1997. Lakeview Plaza also had difficulty with dark space in 1995. Rental revenue at the Lexington, Kentucky property decreased 17.3% in 1995 principally due to decreases in expense recoveries from tenants no longer operating businesses at the property.

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

Partnership general and administrative expenses increased $167,761 or 83% in 1995 compared to 1994. The Partnership incurred $242,486 of expenses related to the evaluation and dissemination of information with regards to a 1995 unsolicited tender offer. No such expenses were incurred in 1994.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three year period ended December 31, 1996, the Partnership reported net income of $2,427,777. However, during the same three-year period, the Partnership generated $10,079,048 of cash flow from operating activities. Cash flow provided by operating activities decreased $1,106,418 to $3,031,951 in 1996 compared to 1995. The decrease was primarily caused by an increase in cash paid to affiliates. Cash paid to affiliates increased 92% in 1996 because the Partnership resumed payment of reimbursements to affiliates of the General Partner in 1996. Such expenses were not paid in 1995 to enable the Partnership to restore its balance of cash reserves. Decreased cash flow from operating activities is also attributable to the sale of Parkway Plaza and The Courts Apartments in 1996 and 1995, respectively.

The sale of Parkway Plaza in September 1996 provided cash proceeds of $2,828,051; however, $2,544,466 of that amount was used to retire the Parkway Plaza mortgage note. The Partnership continues to invest substantial resources into capital improvements at its properties. A total of $7,411,032 of improvements have been added to the Partnership's properties over the past three years. In 1996, $422,619 of the improvements were reimbursed to the Partnership by its insurance carrier as a result of a fire that destroyed 16 units at Regency Park Apartments. An additional $1.6 million of capital improvements are budgeted for 1997.

The January 1996 refinancing of the Spanish Oaks mortgage note provided $475,775 of refinancing proceeds for the Partnership. The refinancing also reduced the interest rate on the Spanish Oaks mortgage debt to 7.71% from 10.0% and reduced monthly debt service payments by $2,846 to $28,546. Amortization of mortgage principal balances through monthly debt service payments accounted for most of the $911,444 of principal repayments made by the Partnership during 1996.

MID payments to the General Partner have been suspended since the beginning of 1994 to improve the cash position of the Partnership. See short-term liquidity below.

Short-term liquidity:

At December 31, 1996, the Partnership held cash and cash equivalents of $2,660,679, up $847,085 from the balance at the end of 1995. Cash reserves of the Partnership have increased significantly from the depressed levels at the end of 1994. The General Partner is continuing to take steps to increase the Partnership's liquidity. Some of these steps are discussed in the following paragraphs.

Over the past three years, the Partnership has invested large amounts of funds in capital improvements at the Partnership's properties. Although significant challenges remain, total capital expenditures for 1997 are expected to decrease from the average amount expended in each of the past three years. The Partnership's capital improvement budget for 1997 amounts to $1.6 million. The largest capital projects of the Partnership will be concentrated at La Plaza Office Building as the property undergoes refurbishment to allow it to take advantage of a strong Las Vegas market.

The La Plaza mortgage note matures on March 1, 1997. Subsequent to year end, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note obtained from a partnership affiliated with the General Partner. The new mortgage note matures in three years, bears interest at a variable rate equal to 1% plus the prime lending rate, and requires monthly interest-only payments.

During 1996, 1995 and 1994, the General Partner deferred collection of the MID. As of December 31, 1996, approximately $2.7 million of deferred MID payments were due to the General Partner. The General Partner anticipates resuming payment of MID if the Partnership's properties continue to perform as anticipated.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $7.4 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. Furthermore, the General Partner has budgeted an additional $1.6 million of capital improvements for 1997. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unitholders by December 2001. In this regard, the Partnership has placed Cave Spring Corners and Iberia Plaza on the market for sale.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for each of the three years in the period ended December 31, 1996, net income of $57,099, $109,658 and $199,163, respectively, was allocated to the General Partner. The limited partners were allocated net income (loss) of $1,084,879, $2,083,506 and $(1,106,528) for each of the three years in the period ended December 31, 1996, respectively.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------

                                                                                                      Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       20

   Balance Sheets at December 31, 1996 and 1995...................................                       21

   Statements of Operations for each of the three years in the
      period ended December 31, 1996..............................................                       22

   Statements of Partners' Deficit for each of the three
      years in the period ended December 31, 1996.................................                       23

   Statements of Cash Flows for each of the three years in the
      period ended December 31, 1996..............................................                       24

   Notes to Financial Statements..................................................                       26

   Financial Statement Schedule:

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       40



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund X, Ltd.:


We have audited the accompanying balance sheets of McNeil Real Estate Fund X, Ltd. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund X, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 17, 1997

                         McNEIL REAL ESTATE FUND X, LTD.

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                       ----------------------------------
                                                                            1996                 1995
                                                                       ---------------      -------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     8,836,046      $   10,464,914
   Buildings and improvements...............................                71,110,263          78,886,121
                                                                        --------------       -------------
                                                                            79,946,309          89,351,035
   Less:  Accumulated depreciation and amortization.........               (49,689,189)        (52,651,505)
                                                                        --------------       -------------
                                                                            30,257,120          36,699,530

Assets held for sale                                                         5,308,731           2,237,733

Cash and cash equivalents...................................                 2,660,679           1,813,594
Cash segregated for security deposits.......................                   301,259             317,834
Accounts receivable.........................................                   575,995             432,618
Prepaid expenses and other assets...........................                   329,136             332,665
Escrow deposits.............................................                   802,841             625,344
Deferred borrowing costs, net of accumulated
   amortization of $438,719 and $306,342 at
   December 31, 1996 and 1995, respectively.................                 1,171,591           1,179,331
                                                                        --------------       -------------

                                                                       $    41,407,352      $   43,638,649
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    41,612,292      $   44,454,316
Mortgage note payable - affiliates..........................                   800,000             800,000
Accounts payable............................................                    61,356             186,785
Accrued property taxes......................................                   530,973             522,951
Accrued interest............................................                   309,977             370,294
Accrued interest - affiliates...............................                     6,625               6,625
Other accrued expenses......................................                   309,981             318,324
Payable to affiliates - General Partner.....................                 3,555,343           2,907,490
Deferred gain on involuntary conversion.....................                    65,800                   -
Security deposits and deferred rental revenue...............                   375,061             385,231
                                                                        --------------       -------------
                                                                            47,627,408          49,952,016
                                                                        --------------       -------------

Partners' deficit
   Limited partners - 135,200 limited partnership units
     authorized;  134,980 and 135,030 limited partnership
     units issued and outstanding at December 31, 1996
     and 1995, respectively.................................                  (704,049)         (1,788,928)
   General Partner..........................................                (5,516,007)         (4,524,439)
                                                                        --------------       -------------
                                                                            (6,220,056)         (6,313,367)

                                                                       $    41,407,352      $   43,638,649
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS


                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $   16,089,109     $   16,878,076    $    17,375,904
   Interest................................               125,917            105,303             52,583
   Gain on sale of real estate.............               353,389          3,183,698                  -
   Gain on involuntary conversion..........               285,127                  -                  -
   Gain on legal settlement................                     -             91,517                  -
                                                    -------------      -------------     --------------
     Total revenue.........................            16,853,542         20,258,594         17,428,487
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             4,204,981          4,980,917          5,354,150
   Interest - affiliates...................                74,915             78,822              5,206
   Depreciation and amortization...........             3,232,454          3,567,913          3,609,402
   Property taxes..........................             1,035,988          1,010,754          1,194,939
   Personnel expenses......................             1,694,914          1,950,309          1,950,481
   Utilities...............................             1,231,498          1,368,713          1,442,254
   Repairs and maintenance.................             1,879,831          2,100,763          2,313,443
   Property management fees -
     affiliates............................               791,081            846,482            868,408
   Other property operating expenses.......               979,099          1,119,336          1,077,848
   General and administrative .............               425,305            370,824            203,063
   General and administrative -
     affiliates............................               431,094            670,597            609,197
                                                    -------------      -------------     --------------
     Total expenses........................            15,981,160         18,065,430         18,628,391
                                                    -------------      -------------     --------------

Income (loss) before extraordinary
   items...................................               872,382          2,193,164         (1,199,904)
Extraordinary items........................               269,596                  -            292,539
                                                    -------------      -------------     --------------

Net income (loss)..........................        $    1,141,978     $    2,193,164    $      (907,365)
                                                    =============      =============     ==============

Net income (loss) allocated to
   limited partners........................        $    1,084,879     $    2,083,506    $    (1,106,528)
Net income allocated to
   General Partner.........................                57,099            109,658            199,163
                                                    -------------      -------------     --------------

Net income (loss)..........................        $    1,141,978     $    2,193,164    $      (907,365)
                                                    =============      =============     ==============

Net income (loss) per limited
   partnership unit:
   Income (loss) before extraordinary
     items.................................        $         6.14     $        15.43    $       (10.25)
   Extraordinary items.....................                  1.90                  -              2.06
                                                    -------------      -------------     -------------
   Net income (loss) per limited
     partnership unit......................        $         8.04     $        15.43    $        (8.19)
                                                    =============      =============     =============

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1996, 1995 and 1994


                                                                                                        Total
                                                           General               Limited              Partners'
                                                           Partner              Partners              (Deficit)
                                                      ----------------      ---------------      ----------------
Balance at December 31, 1993................          $    (3,134,201)      $   (2,765,906)      $    (5,900,107)

Net income (loss)...........................                  199,163           (1,106,528)             (907,365)

Management Incentive Distribution...........                 (634,802)                   -              (634,802)
                                                       --------------        -------------        --------------

Balance at December 31, 1994................               (3,569,840)          (3,872,434)           (7,442,274)

Net income..................................                  109,658            2,083,506             2,193,164

Management Incentive Distribution...........               (1,064,257)                   -            (1,064,257)
                                                       --------------        -------------        --------------

Balance at December 31, 1995................               (4,524,439)          (1,788,928)           (6,313,367)

Net income..................................                   57,099            1,084,879             1,141,978

Management Incentive Distribution...........               (1,048,667)                   -            (1,048,667)
                                                       --------------        -------------        --------------

Balance at December 31, 1996................          $    (5,516,007)      $     (704,049)      $    (6,220,056)
                                                       ==============        =============        ==============




                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                            For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                       1996                1995               1994
                                                   ---------------    --------------   -----------------
Cash flows from operating activities:
   Cash received from tenants...............       $   16,001,867     $   16,953,669    $    17,305,399
   Cash paid to suppliers...................           (6,361,556)        (6,541,879)        (7,157,611)
   Cash paid to affiliates..................           (1,622,989)          (846,113)        (1,020,972)
   Interest received........................              125,917            105,303             52,583
   Interest paid............................           (3,904,205)        (4,593,039)        (5,142,089)
   Interest paid to affiliates..............              (74,915)           (77,403)                 -
   Gain on legal settlement.................                    -             91,517                  -
   Property taxes paid and escrowed.........           (1,132,168)          (953,686)        (1,128,582)
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities...............................            3,031,951          4,138,369          2,908,728
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate investments.....           (2,328,129)        (2,939,050)        (2,143,853)
   Proceeds from sale of real estate........            2,958,375          7,905,804                  -
   Insurance proceeds for fire damage.......              422,619                  -                  -
                                                    -------------      -------------    ---------------
Net cash provided by (used in)
   investing activities.....................            1,052,865          4,966,754         (2,143,853)
                                                    -------------      -------------     ---------------

Cash flows from financing activities:
   Net proceeds from (cash used in)
     refinancing mortgage notes
     payable................................              600,408                  -         (1,123,933)
   Net proceeds from mortgage
     note payable - affiliates..............                    -                  -            800,000
   Retirement of mortgage notes due
     to sale of real estate.................           (2,544,466)        (6,616,231)                 -
   Principal payments on mortgage
     notes payable..........................           (1,036,077)        (1,184,440)        (1,177,719)
   Reduction of mortgage note...............             (132,959)                 -                  -
   Deferred borrowing costs paid............             (124,637)           (65,447)          (165,912)
                                                    -------------      -------------     --------------

Net cash used in financing activities.......           (3,237,731)        (7,866,118)        (1,667,564)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash and
   cash equivalents.........................              847,085          1,239,005           (902,689)
Cash and cash equivalents at
   beginning of year........................            1,813,594            574,589          1,477,278
                                                    -------------      -------------     --------------

Cash and cash equivalents at
   end of year..............................       $    2,660,679     $    1,813,594    $       574,589
                                                    =============      =============     ==============

See discussion of noncash investing and financing activity in Note 7 - "Sale of Real Estate," Note 8 "Refinancing of Mortgage Notes," Note 9 - "Gains on Extinguishment of Debt" and Note 10 - "Gain on Involuntary Conversion."


                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ---------------
Net income (loss)..........................        $    1,141,978     $    2,193,164    $      (907,365)
                                                    -------------      -------------     --------------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization...........             3,232,454          3,567,913          3,609,402
   Amortization of deferred borrowing
     costs.................................               132,377            146,047            142,512
   Amortization of discounts on
     mortgage notes payable................               144,886            176,137            188,586
   Gain on sale of real estate.............              (353,389)        (3,183,698)                 -
   Gain on involuntary conversion..........              (285,127)                 -                  -
   Extraordinary items.....................              (269,596)                 -           (292,539)
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                16,575             93,211            (26,923)
     Accounts receivable...................              (102,151)            57,773            (16,358)
     Prepaid expenses and other
       assets..............................                 3,529             32,627            (31,540)
     Escrow deposits.......................              (182,808)           365,109            (17,706)
     Accounts payable......................              (125,429)            55,929           (163,512)
     Accrued property taxes................                 8,022            (50,500)           (25,133)
     Accrued interest......................                23,513             65,694           (119,037)
     Accrued interest - affiliates.........                     -              1,419              5,206
     Other accrued expenses................                58,101             11,029            103,180
     Payable to affiliates - General
       Partner.............................              (400,814)           670,966            456,633
     Security deposits and deferred
       rental revenue......................               (10,170)           (64,451)             3,322
                                                    -------------      -------------     --------------
       Total adjustments...................             1,889,973          1,945,205          3,816,093
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $    3,031,951     $    4,138,369    $     2,908,728
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund X, Ltd. (the "Partnership") was organized on June 1, 1979 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an amended and restated partnership agreement dated October 9, 1991, as amended (the "Amended Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. At December 31, 1996, the Partnership owned eleven income-producing properties as described in Note 4 - "Real Estate Investments."

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

The Partnership's financial statements include the accounts of the following listed tier limited partnerships. These single asset tier limited partnerships were formed to accommodate the refinancing of the respective properties. The Partnership's and the General Partner's ownership interests in each tier limited partnership are detailed below. The Partnership retains effective control of each tier limited partnership. The General Partner's minority interest is not presented as it is immaterial.

                                                             % of Ownership Interest
   Tier Partnership                                      Partnership     General Partner
   ----------------                                      -----------     ---------------
   Briarwood Fund X Limited Partnership (a) (b)........      100%               -
   Coppermill Fund X Limited Partnership (a) (b).......      100                -
   Orchard Fund X Limited Partnership (a) (b)..........      100                -
   Quail Meadows Fund X Limited Partnership (a) (b)....      100                -
   Regency Park Fund X Associates, L.P. (b)............       99                1%
   Sandpiper Fund X Limited Partnership (a) (b)........      100                -
   Spanish Fund X, Ltd. (c)............................      100                -

(a) The general partner of these limited partnerships is a corporation whose stock is 100% owned by the Partnership.

(b) Included in financial statements for years ended December 31, 1996, 1995 and 1994.

(c)  Spanish Fund X, Ltd. commenced business activity on January 26, 1996.

The financial statements also include the accounts of the Partnership and its 99% interest in the assets, liabilities and operations (through September 14, 1995) of Courts Fund X Associates, L.P., the tier limited partnership that owned The Courts Apartments. The General Partner owned the remaining 1% of Courts Fund X Associates, L.P.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Assets Held for Sale
--------------------

Assets held for sale are stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on these assets ceases at the time they are placed on the market for sale.

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

(b) then, an amount of net income equal to the cumulative amount of the Management Incentive Distribution ("MID") paid to the General Partner for which no income has previously been allocated (see Note 2
        "Transactions  with  Affiliates")  shall  be  allocated  to the  General
        Partner; provided, however, that if all or a portion of such payment consists of limited partnership units ("Units"), the amount of net income allocated to the General Partner shall be equal to the amount of cash the General Partner would have otherwise received;

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995 and 1994 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a)  first, to the General Partner, an amount equal to the MID, and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

No distributions were made to the limited partners in 1996, 1995 or 1994. The Partnership accrued distributions of $1,048,667, $1,064,257 and $634,802 for the benefit of the General Partner for the years ended December 31, 1996, 1995 and 1994, respectively. These are the MID distributions pursuant to the Amended Partnership Agreement.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per Unit is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 134,980, 135,030 and 135,090 Units outstanding in 1996, 1995 and 1994, respectively.

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

Under terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% of the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property or $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets.

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. The General Partner has deferred collection of the MID since January 1, 1994. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. During 1996, 1995 and 1994, no Units were issued as payment for the MID.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which, under policies of prior management, had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment does have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of the base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. If base period cash flow had been measured on a basis comparable with incentive period cash flow, MID would have been reduced by $256,656 for the year ended December 31, 1994. The amendment of the capitalization policy did not materially affect MID for 1996 or 1995 as the Entitlement Amount was sufficient to pay the MID notwithstanding the amendment to the capitalization policy.

Any amount of MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ---------------
Property management fees -
   affiliates...............................       $      791,081     $      846,482    $       868,408
Interest - affiliates.......................               74,915             78,822              5,206
Charged to general and
   administrative - affiliates:
   Partnership administration...............              431,094            670,597            609,197
                                                    -------------      -------------     --------------

                                                   $    1,297,090     $    1,595,901    $     1,482,811
                                                    =============      =============     ==============

Charged to General Partner's deficit:
   Management Incentive Distribution........       $    1,048,667     $    1,064,257    $       634,802
                                                    =============      =============     ==============


Payable to affiliates - General Partner at December 31, 1996 and 1995 consists of MID, reimbursable costs and property management fees which are due and payable from current operations.

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

The  Partnership's  net assets and liabilities for tax purposes exceeded the net
assets  and  liabilities  for  financial   reporting  purposes  by  $14,833,249,
$13,571,531 and $11,156,745 at December 31, 1996, 1995 and 1994, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments held at December 31, 1996 and 1995 are set forth in the following tables:

                                                   Buildings and       Accumulated           Net Book
       1996                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ---------------
Briarwood
   Tucson, AZ                  $      489,437     $     5,200,658      $   (3,713,986)       $  1,976,109
Coppermill
   Tulsa, OK                        1,176,980          12,154,046          (9,474,539)          3,856,487
La Plaza
   Las Vegas, NV                    2,761,442           6,639,931          (4,463,195)          4,938,178
Lakeview Plaza
   Lexington, KY                    1,554,404           7,281,188          (5,263,530)          3,572,062
Orchard
   Lawrence, IN                       366,938           9,383,201          (6,471,474)          3,278,665
Quail Meadows
   Wichita, KS                        754,551          10,985,448          (7,469,583)          4,270,416
Regency Park
   Ft. Wayne, IN                      280,131           5,411,821          (3,575,795)          2,116,157
Sandpiper
   Westminster, CO                    866,107           7,868,920          (5,029,650)          3,705,377
Spanish Oaks
   San Antonio, TX                    586,056           6,185,050          (4,227,437)          2,543,669
                                -------------       -------------       -------------       -------------

                               $    8,836,046      $   71,110,263      $  (49,689,189)     $   30,257,120
                                =============       =============       =============       =============


                                                   Buildings and       Accumulated           Net Book
       1995                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ---------------

Briarwood                      $      489,437      $    5,044,948      $   (3,486,893)     $    2,047,492
Cave Spring Corners
   Roanoke, VA                        792,077           4,487,055          (2,998,581)          2,280,551
Coppermill                          1,176,980          12,061,904          (8,900,290)          4,338,594
Iberia Plaza
   New Iberia, LA                     836,792           4,965,167          (2,719,859)          3,082,100
La Plaza                            2,761,441           6,361,255          (4,118,450)          5,004,246
Lakeview Plaza                      1,554,404           7,262,788          (5,057,438)          3,759,754
Orchard                               366,938           9,169,739          (6,144,459)          3,392,218
Quail Meadows                         754,551          10,794,946          (7,058,393)          4,491,104
Regency Park                          280,131           5,070,196          (3,557,228)          1,793,099
Sandpiper                             866,107           7,665,705          (4,691,953)          3,839,859
Spanish Oaks                          586,056           6,002,418          (3,917,961)          2,670,513
                                -------------       -------------       -------------       -------------

                               $   10,464,914      $   78,886,121      $  (52,651,505)     $   36,699,530
                                =============       =============       =============       =============

During 1994, the General Partner placed The Courts Apartments and Parkway Plaza on the market for sale. The Courts Apartments was sold September 14, 1995. Parkway Plaza was classified as an asset held for sale at December 31, 1995, and then sold on September 18, 1996. See Note 7 - "Sale of Real Estate." On October 1, 1996, the General Partner placed Cave Spring Corners and Iberia Plaza on the market for sale. Cave Spring Corners and Iberia Plaza are classified as assets held for sale at December 31, 1996 at net book values of $2,257,480 and $3,051,251, respectively.

The results of operations for the assets held for sale at December 31, 1996 are $210,456, $57,425 and $361,931 for 1996, 1995 and 1994, respectively. Results of operations are operating revenues less operating expenses including depreciation and interest expense.

The Partnership leases its commercial properties under various non-cancelable operating leases. In most cases, the Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases. Future minimum rents to be received from commercial properties as of December 31, 1996, are as follows:

                                                Real Estate         Assets Held
                                                Investments           For Sale
                                               -------------      -------------

   1997.............................           $   1,925,000      $   1,188,000
   1998.............................               1,684,000          1,084,000
   1999.............................               1,620,000            951,000
   2000.............................               1,161,000            883,000
   2001.............................                 669,000            559,000
   Thereafter.......................               1,659,000          1,106,000
                                                ------------       ------------

                                               $   8,718,000      $   5,771,000
                                                ============       ============

Future minimum rents do not include contingent rents based on sales volume of tenants. Contingent rents amounted to $199,927, $86,571 and $99,514 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. The expense reimbursements amounted to $307,372, $177,095 and $399,360 for the years ended December 31, 1996, 1995 and 1994, respectively. These contingent rents and expense reimbursements, including amounts for assets held for sale, are included in rental revenue on the statements of operations.

The  Partnership's    real   estate  investments  are    encumbered  by mortgage
indebtedness as discussed in Note 5 - "Mortgage Notes Payable" and Note 6 - "Mortgage Note Payable - Affiliates."

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes payable of the Partnership at December 31, 1996 and 1995. All mortgage notes payable are secured by the Partnership's real estate assets.

                           Mortgage         Annual            Monthly
                            Lien           Interest          Payments/                     December 31,
Property                 Position (a)       Rates %        Maturity Date           1996                1995
--------                --------------      -------    --------------------   ---------------     ---------------

Briarwood (g)           First                 8.150       $18,340  07/03 (h)  $     2,172,124    $     2,213,347
                        Discount (e)                                                  (47,482)           (53,434)
                                                                                -------------      -------------
                                                                                    2,124,642          2,159,913
                                                                                -------------      -------------
Cave Spring
   Corners              First                 9.500        27,958  06/98 (h)        3,077,041          3,118,079
                                                                                -------------     --------------

Coppermill              First (b)            10.405        45,800  01/02 (h)        4,994,151          5,022,484
                                                                                -------------     --------------

Iberia Plaza            First                 9.250        27,137  11/98 (h)        1,944,704          2,204,675
                        Discount (e)                                                  (85,774)          (128,170)
                                                                                -------------     --------------
                                                                                    1,858,930          2,076,505
                                                                                -------------     --------------

La Plaza (f)            First                10.125        31,386    03/97 (h)      2,396,381          2,523,308
                                                                                -------------     --------------

Lakeview Plaza          First                 9.125        38,815    06/08          3,291,999          3,449,492
                                                                                -------------     --------------

Orchard (g)             First                 8.150        53,393    07/03 (h)      6,323,712          6,443,726
                        Discount (e)                                                 (138,227)          (155,555)
                                                                                -------------     --------------
                                                                                    6,185,485          6,288,171
                                                                                -------------     --------------

Parkway Plaza           Wrap                  9.250           (c)                           -          2,642,502
                        Discount (e)                                                        -           (279,752)
                                                                                -------------     --------------
                                                                                            -          2,362,750
                                                                                -------------     --------------

Quail Meadows (g)       First                 8.150        50,634    07/03 (h)      5,996,949          6,110,762
                        Discount (e)                                                 (124,824)          (143,537)
                                                                                -------------     --------------
                                                                                    5,872,125          5,967,225
                                                                                -------------     --------------

                           Mortgage         Annual            Monthly
                             Lien          Interest          Payments/                    December 31,
Property                 Position (a)       Rates %        Maturity Date           1996                 1995
--------                --------------      -------    --------------------     -------------     ---------------
Regency Park            First                 8.375     $  23,382    10/17     $    2,761,437    $     2,808,581
                        Discount (e)                                                 (370,643)          (386,936)
                                                                                -------------     --------------
                                                                                    2,390,794          2,421,645
                                                                                -------------     --------------

Sandpiper (g)           First                 8.150        47,046    07/03 (h)      5,571,968          5,677,715
                        Discount (e)                                                 (121,927)          (137,196)
                                                                                -------------     --------------
                                                                                    5,450,041          5,540,519
                                                                                -------------     --------------

Spanish Oaks            First                 7.710        28,546    01/03 (h)      3,970,703                  -
                        First (d)            10.000        31,392                           -          3,524,225
                                                                                -------------     --------------
                                                                                    3,970,703          3,524,225
                                                                                -------------     --------------

                                                                               $   41,612,292    $    44,454,316
                                                                                =============     ==============

(a)    The debt is non-recourse to the Partnership.

(b) The Partnership refinanced the Coppermill mortgage note on December 8, 1994. See Note 8 - "Refinancing of Mortgage Notes."

(c) The Partnership sold Parkway Plaza on September 18, 1996, and the Parkway Plaza mortgage note was retired using proceeds from the sale. See
       Note 7 - "Sale of Real Estate."

(d) The Spanish Oaks mortgage note matured in August 1995. Subsequent to August 1995, the Partnership continued to make monthly debt service payments, which were accepted by the holder of the Spanish Oaks mortgage note, while the Partnership negotiated a refinancing of the Spanish Oaks mortgage note. The Partnership succeeded in refinancing the Spanish Oaks mortgage note on January 26, 1996. See Note 8 "Refinancing of Mortgage Notes."

(e) Discounts for the Iberia Plaza and Parkway Plaza mortgage notes are based on an effective interest rate of 12%. The discount for the Regency Park mortgage note is based on an effective interest rate of 10.375%. Discounts for the Briarwood, Orchard, Quail Meadows and Sandpiper mortgage notes are based on an effective interest rate of 8.622%.

(f) On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note from an affiliate of the General Partner. See Note 12 - "Subsequent Event."

(g) Financing was obtained under the terms of a Real Estate Mortgage Investment Conduit financing. The mortgage notes payable are cross-collateralized and may not be prepaid in whole or part before July 1998. Any prepayments made during the sixth or seventh loan years are subject to a Yield Maintenance premium, as defined. Additionally, the Partnership must pay a release payment equal to 25% of the prepaid balance which will be applied to the remaining mortgage notes in the collateral pool.

(h)    Balloon payments on the Partnership's mortgage notes are due as follows:

           Property                                 Balloon Payment        Date
           --------                                 ---------------        ----

       La Plaza (see (f) above)..............        $  2,362,599          03/97
       Cave Spring Corners..................            3,007,722          06/98
       Iberia Plaza.........................            1,639,486          11/98
       Coppermill...........................            4,798,763          01/02
       Spanish Oaks.........................            3,689,221          01/03
       Briarwood............................            1,804,449          07/03
       Orchard..............................            5,253,301          07/03
       Quail Meadows........................            4,981,860          07/03
       Sandpiper............................            4,628,805          07/03

Scheduled principal maturities of the Partnership's mortgage notes, but before consideration of discounts of $888,877, are shown below. See Note 12 - "Subsequent Event."

       1997.................................         $  3,313,572
       1998................................             5,578,614
       1999................................               835,952
       2000................................               909,755
       2001................................               990,111
       Thereafter..........................            30,873,165
                                                      -----------

                                                     $ 42,501,169
                                                      ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the Partnership's mortgage notes payable was approximately $41,672,000 and $45,756,000 at December 31, 1996 and 1995, respectively.

NOTE 6 - MORTGAGE NOTE PAYABLE - AFFILIATE
------------------------------------------

The following table sets forth the Partnership's mortgage note payable - affiliate at December 31, 1996 and 1995. The affiliate mortgage note is secured by real estate investments of the Partnership.

                         Mortgage         Annual              Monthly
                         Lien             Interest           Payments/                  December 31,
Property                 Position (a)     Rates %          Maturity Date           1996            1995
--------                 ------------     ---------        -------------      -----------      -----------
Lakeview Plaza (b)       Second              (c)             (c)     8/97     $ 800,000        $  800,000
                                                                               ========         =========

(a)      The debt is non-recourse to the Partnership.

(b) On August 1, 1994, the Partnership obtained a mortgage loan commitment from an affiliate of the General Partner for an amount up to $1,000,000. An initial amount of $800,000 was funded on December 6, 1994.

(c) The note requires monthly payments of interest only equal to 1% plus the prime lending rate of Bank of America. At December 31, 1996, the prime lending rate was 8.25%.

Under terms of the Amended Partnership Agreement, borrowings from affiliates approximate fair market value.

NOTE 7 - SALE OF REAL ESTATE
----------------------------

On September 18, 1996, the Partnership sold Parkway Plaza to an unaffiliated buyer for a cash sales price of $2,900,000. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                       Gain on Sale    Cash Proceeds
                                                       ------------    -------------
  Cash sales price..............................       $  2,900,000    $ 2,900,000

  Selling costs.................................            (71,949)       (71,949)
  Mortgage discount written off.................           (250,817)
  Straight-line rent receivables written off....            (56,303)
  Basis of real estate sold.....................         (2,245,507)
                                                        -----------

  Gain on sale..................................       $    275,424
                                                        ===========

  Proceeds from sale of real estate.............                         2,828,051
  Retirement of mortgage note...................                        (2,544,466)
                                                                        ----------

  Net cash proceeds.............................                       $   283,585
                                                                        ==========

On January 9, 1996,  the  Partnership  sold an outparcel  of land,  amounting to
0.675 acres, connected with Iberia Plaza for a purchase price of $142,985. The Partnership recorded a $77,965 gain on the sale. Proceeds from the sale of the outparcel were used to paydown the Iberia Plaza mortgage note.

On September 14, 1995, the Partnership sold The Courts Apartments to an unaffiliated buyer for a cash sales price of $8,050,000. The buyer also assumed the improvement district liens that encumbered the property. Cash proceeds from this transaction, as well as the gain on sale of The Courts Apartments are detailed below.

                                                                   Gain on Sale   Cash Proceeds
                                                                   ------------   -------------
       Cash sales price....................................        $ 8,050,000    $  8,050,000
       Improvement district liens assumed
         by buyer.........................................             140,358         140,358
                                                                    ----------     -----------
       Total sales price..................................           8,190,358       8,190,358

       Selling costs......................................            (284,554)       (284,554)
       Basis of deferred borrowing costs written off......             (48,307)
       Basis of real estate sold..........................          (4,673,799)
                                                                    ----------

       Gain on sale.......................................         $ 3,183,698
                                                                    ==========

       Proceeds from sale of real estate..................                           7,905,804
       Retirement of mortgage note........................                          (6,475,873)
       Assumption of improvement district liens...........                            (140,358)
                                                                                   -----------

       Net cash proceeds..................................                        $  1,289,573
                                                                                   ===========

NOTE 8 - REFINANCING OF MORTGAGE NOTES
--------------------------------------

On January 26, 1996, the Partnership refinanced the Spanish Oaks mortgage note. The new mortgage note, in the amount of $4,000,000, bears interest at 7.71%, requires monthly principal and interest payments of $28,546, and matures on January 26, 2003. See Note 9 - "Gains on Extinguishment of Debt." Cash proceeds from the refinancing transaction are as follows:

       New loan proceeds............................       $ 4,000,000
       Negotiated existing debt payoff.............         (3,399,592)
                                                            ----------

       Proceeds from refinancing...................        $   600,408
                                                            ==========

The Partnership incurred $166,403 of deferred borrowing costs related to the refinancing of the Spanish Oaks mortgage note. The Partnership was also required to fund $165,291 into various escrows for property taxes, hazard insurance and deferred maintenance.

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

On December 8, 1994, the Partnership refinanced the Coppermill mortgage note. The new mortgage note, in the amount of $5,046,000, bears interest at 10.405%, requires monthly principal and interest payments of $45,800, and matures on January 1, 2002. Cash used to close the refinancing transaction is as follows:

       New loan proceeds...........................        $  5,046,000
       Existing debt retired.......................          (5,769,933)
       1994 balloon payments.......................            (400,000)
                                                            -----------

       Cash used in refinancing....................        $ (1,123,933)
                                                            ===========

The Partnership incurred $165,912 of deferred borrowing costs related to the refinancing of the Coppermill mortgage note. The Partnership was also required to fund $146,573 into various escrows for capital improvements, property taxes and insurance.

NOTE 9 - GAINS ON EXTINGUISHMENT OF DEBT
----------------------------------------

In connection with the refinancing of the Spanish Oaks mortgage note (see Note 8
- "Refinancing of Mortgage Notes"), the Partnership negotiated a discounted payoff of the prior mortgage note that resulted in a $269,596 extraordinary gain on extinguishment of debt. The negotiated payoff of the note in the amount of $3,399,592 has been placed in escrow pending the outcome of legal proceedings, as discussed in Note 11 - "Legal Proceedings." Neither the old mortgage note amount or the related escrowed funds are included on the Partnership's Balance Sheet.

On May 18, 1994, the Partnership paid off the Iberia Plaza second mortgage note for a cash payment of $100,000. This transaction resulted in an extraordinary gain on extinguishment of debt as set forth in the following schedule.

       Principal balance of mortgage note.........        $  477,016
       Unamortized discount on mortgage note......           (83,372)
       Cash payment...............................          (100,000)
       Transaction costs..........................            (1,105)
                                                           ---------

       Gain on extinguishment of debt.............        $  292,539
                                                           =========

NOTE 10 - GAIN ON INVOLUNTARY CONVERSION
----------------------------------------

On March 31, 1996, a fire destroyed or damaged 16 units and 2 laundry rooms at Regency Park Apartments. The total cost to repair the fire damage was $530,148. The Partnership's insurance carrier will reimburse the Partnership for all costs incurred as a result of the fire less a standard deductible. The excess of cash to be received over the basis of the property destroyed in the fire resulted in a $350,927 gain on involuntary conversion.

Because only part of the insurance proceeds were received by December 31, 1996, only $285,127 of the gain on involuntary conversion was recognized on the Partnership's Statement of Operations for the year ended December 31, 1996. The remainder of the gain is shown as a $65,800 deferred gain on involuntary conversion on the Partnership's December 31, 1996 Balance Sheet, and will be recognized when the Partnership receives the remainder of the insurance proceeds.

NOTE 11 - LEGAL PROCEEDINGS
---------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 1, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 1, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to Unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

2)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

3) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

4)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

5) The First National Bank of Chicago, as Trustee Under That Certain Pooling and Servicing Agreement Dated as of December 1, 1995, for Resolution Trust Corporation Commercial Mortgage Pass-Through Certificates, Series 1995-C2
     v. McNeil Real Estate Fund X, Ltd., McNeil Partners, L.P. and McNeil Investors, Inc. - U.S. District Court, Northern District of Dallas, Dallas Division; Civil Action No. 33-96CV3198-D; and District Court, Dallas County, Texas, F-116th Judicial District; Case No.: 96-13066(P96014).

     The plaintiffs are the holder of a certain Second Lien Wraparound Promissory Note ("Wraparound Note") secured by the Spanish Oaks Apartments. This action involves a dispute of the principal payoff amount on the Wraparound Note. The plaintiffs contend that the payoff balance is $3,399,592; however, the Partnership has calculated the payoff balance to be significantly less. On January 26, 1996, the Partnership refinanced the Spanish Oaks Apartments. At that time the $3,399,592 was escrowed with the American Title Company. The plaintiff claims that pursuant to the terms of the Wraparound Note, the Partnership owes the entire escrowed balance. The parties have been ordered to mediation before July 28, 1997, which is the current trial date. The Partnership anticipates that this matter will be concluded through settlement with no adverse effect to the Partnership.

6) McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. v. High River Limited Partnership, Riverdale Investors Corp., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

     On August 12,  1996,  High River  Limited  Partnership  (as defined in this
     Section 6, "High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the Unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of Unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

     On October 16, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants request for an order directing the partnerships to turn over current lists of Unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the Unitholder lists to High River. The judge's decision resolved all the issues in the action.

NOTE 12 - SUBSEQUENT EVENT
--------------------------

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note obtained from a partnership affiliated with the General Partner. The new mortgage note is secured by a first lien on La Plaza Office Building. The mortgage note bears a variable interest rate of 1% plus the prime lending rate of Bank of America. At February 28, 1997, the prime lending rate was 8.25%. Payment terms require monthly interest-only payments until the February 28, 2000 maturity date when the entire principal amount will be due.

                         McNEIL REAL ESTATE FUND X, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                                                                   Cumulative          Costs
                                                       Initial Cost (b)            Write-down        Capitalized
                           Related (b)                        Buildings and      and Permanent        Subsequent
Description               Encumbrances           Land         Improvements        Impairment (d)    To Acquisition
-----------               ------------           ----         --------------     ---------------    --------------
Apartments:

Briarwood
   Tucson, AZ              $    2,124,642    $      489,437    $    4,356,477    $           -     $     844,181

Coppermill
   Tulsa, OK                    4,994,151         1,176,980        13,146,794       (2,600,000)        1,607,252

Orchard
   Lawrence, IN                 6,185,485           366,938         7,611,708                -         1,771,493

Quail Meadows
   Wichita, KS                  5,872,125           754,551         9,387,261                -         1,598,187

Regency Park
   Fort Wayne, IN               2,390,794           280,131         4,060,970                -         1,350,851

Sandpiper
   Westminster, CO              5,450,041           866,107         5,991,007                -         1,877,913

Spanish Oaks
   San Antonio, TX              3,970,703           586,056         4,618,711                -         1,566,339

Office Building:

La Plaza
   Las Vegas, NV                2,396,381         2,761,442         4,388,847                -         2,251,084

Shopping Center:

Lakeview Plaza
   Lexington, KY                4,091,999         1,554,404         6,986,277         (129,914)          424,825
                           --------------    --------------    --------------     ------------     -------------

                          $    37,476,321   $     8,836,04    $    60,548,052    $  (2,729,914)   $   13,292,125
                           ==============    =============     ==============     ============     =============

Assets Held for Sale:

Cave Springs Corners
   Roanoke, VA            $     3,077,041

Iberia Plaza
   New Iberia, LA               1,858,930
                           --------------

                          $     4,935,971
                           ==============

                     See accompanying notes to Schedule III.

                         McNEIL REAL ESTATE FUND X, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                            Gross Amount at
                                     Which Carried at Close of Period                  Accumulated
                                                 Buildings and                         Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            -------------         ---------      ----------------
Apartments:

Briarwood
   Tucson, AZ                 $      489,437     $    5,200,658   $      5,690,095   $    (3,713,986)

Coppermill
   Tulsa, OK                       1,176,980         12,154,046         13,331,026        (9,474,539)

Orchard
   Lawrence, IN                      366,938          9,383,201          9,750,139        (6,471,474)

Quail Meadows
   Wichita, KS                       754,551         10,985,448         11,739,999        (7,469,583)

Regency Park
   Fort Wayne, IN                    280,131          5,411,821          5,691,952        (3,575,795)

Sandpiper
   Westminster, CO                   866,107          7,868,920          8,735,027        (5,029,650)

Spanish Oaks
   San Antonio, TX                   586,056          6,185,050          6,771,106        (4,227,437)

Office Building:

La Plaza
   Las Vegas, NV                   2,761,442          6,639,931          9,401,373        (4,463,195)

Shopping Center:

Lakeview Plaza
   Lexington, KY                   1,554,404          7,281,188          8,835,592        (5,263,530)
                              --------------     --------------   ----------------     -------------

                             $     8,836,046    $    71,110,263  $      79,946,309    $  (49,689,189)
                              ==============     ==============   ================    ==============

Assets Held for Sale:

Cave Spring Corners
   Roanoke, VA                                                   $       2,257,480

Iberia Plaza
   New Iberia, LA                                                        3,051,251
                                                                  ----------------

                                                                 $       5,308,731
                                                                  ================

                     See accompanying notes to Schedule III.

                         McNEIL REAL ESTATE FUND X, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
Apartments:

Briarwood
   Tucson, AZ                   1978                        07/80                   4-33

Coppermill
   Tulsa, OK                    1978                        10/80                   6-38

Orchard
   Lawrence, In                 1973                        12/80                   3-33

Quail Meadows
   Wichita, KS                  1978                        06/80                   6-35

Regency Park
   Fort Wayne, IN               1970                        06/80                   3-30

Sandpiper
   Westminster, CO              1974                        04/80                   3-34

Spanish Oaks
   San Antonio, TX              1968                        08/80                   3-30

Office Building:

La Plaza
   Las Vegas, NV                1977                        09/80                   4-34

Shopping Center:

Lakeview Plaza
   Lexington, KY                1979                        07/80                  15-35

Assets Held for Sale:

Cave Spring Corners
   Roanoke VA                   1973                        10/80

Iberia Plaza
   New Iberia LA                1978                        06/80


                     See accompanying notes to Schedule III.

(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $95,041,428 and accumulated depreciation was $56,312,639 at December 31, 1996.

(b) The encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c) Assets held for sale are carried at the lower of cost or net realizable value. Historical cost, net of accumulative depreciation and cumulative write-downs, becomes the new cost basis when the asset is classified as "Asset Held for Sale." Depreciation ceases at the time the asset is placed on the market for sale.

(d)  The carrying  value of  Coppermill  Apartments  was reduced by  $1,228,000
     and  $1,372,000  in 1986 and 1989, respectively.  The   carrying   value of
     Lakeview Plaza was reduced by $129,914 in 1991.


                     See accompanying notes to Schedule III.

                         McNEIL REAL ESTATE FUND X, LTD.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments, accumulated depreciation and amortization, and assets held for sale is as follows:

                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996                1995              1994
                                                   --------------     --------------    ---------------
Real estate investments:

Balance at beginning of year...............        $   89,351,035     $   86,475,540    $   101,188,388

Improvements...............................             2,233,614          2,875,495          2,143,853

Sale of real estate........................               (52,359)                 -                  -

Assets replaced............................              (370,287)                 -                  -

Reclassification of assets held
   for sale................................           (11,215,694)                 -        (16,856,701)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   79,946,309     $   89,351,035    $    86,475,540
                                                    =============      =============     ==============


Accumulated depreciation and amortization:

Balance at beginning of year...............        $   52,651,505     $   49,450,647   $     55,482,914

Depreciation and amortization..............             3,232,454          3,200,858          3,609,402

Assets replaced............................              (201,066)                 -                  -

Reclassification of assets held
   for sale................................            (5,993,704)                 -         (9,641,669)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   49,689,189     $   52,651,505    $    49,450,647
                                                    =============      =============     ==============


Assets Held for Sale:

Balance at beginning of year...............        $    2,237,733     $    7,215,032    $             -

Reclassification of assets held
   for sale................................             5,221,990                  -          7,215,032

Improvements...............................                94,515             63,555                  -

Depreciation and amortization..............                     -           (367,055)                 -

Sale of assets held for sale...............            (2,245,507)        (4,673,799)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    5,308,731     $    2,237,733    $     7,215,032
                                                    =============      =============     ==============

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------    -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------

None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------

Robert A. McNeil,              76       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs.  McNeil    is  Co-Chairman,    with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin County, CA. Mrs.
                                        McNeil serves on the International Board of Directors of the Salk Institute.

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------

Ron K. Taylor                  39       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

         No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5 percent of the Partnership's securities except as noted below:

         1.     High River Limited  Partnership,  100 S.  Bedford  Road,   Mount
                Kisco,   New   York,  10549,  owns   11,676  Units (8.65%) as of
                January 31, 1997.

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

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1996, the Partnership accrued MID in the amount of $1,048,667.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment does have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of the base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. If base period cash flow had been measured on a basis comparable with incentive period cash flow, MID would have been reduced by $256,656 for the year ended December 31, 1994. The amendment of the capitalization policy did not materially affect the MID for 1996 or 1995 as the Entitlement Amount was sufficient to pay MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

The Partnership pays property management fees equal to 5% of gross rental receipts of the Partnership's properties to McREMI for providing property management and leasing services for the Partnership's residential properties and property management services for the Partnership's commercial properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership paid or accrued $1,222,175 in property management fees and reimbursements.

On August 1, 1994, the Partnership obtained a $1,000,000 mortgage loan commitment from McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII"), an affiliate of the General Partner. An initial amount of $800,000 was borrowed pursuant to the commitment on December 6, 1994. The mortgage note is secured by a second lien on Lakeview Plaza and requires monthly interest-only payments of 1% plus the prime lending rate of Bank of America. The mortgage note matures on August 1, 1997. Total interest expense for this mortgage note was $74,915, 78,822 and $5,206 for 1996, 1995 and 1994, respectively.

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note obtained from Fund XXVII. The new mortgage note is secured by a first lien on La Plaza Office Building. The mortgage note bears a variable interest rate of 1% plus the prime lending rate of Bank of America. The mortgage note matures on February 28, 2000.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8 - Note 2 - "Transactions with Affiliates," Note 6 - "Mortgage Note Payable - Affiliate" and Note 12 - "Subsequent Event."

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

          10.2 Property Management Agreement, dated as of October 9, 1991, between McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Management, Inc.
                                            (1)

          10.3 Asset Management Agreement, dated as of October 9, 1991, between McNeil Real Estate Fund X, Ltd. and McNeil Partners, L.P. (1)

          Exhibit
          Number                            Description
          -------                           -----------
          10.4                              Revolving  Credit  Agreement,  dated
                                            August  6,  1991,   between   McNeil
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

          10.13 Multifamily Note, dated September 4, 1992, between Regency Park Fund X Associates, L.P. and Metmor Financial, Inc. (5)

          Exhibit
          Number                            Description
          -------                           -----------
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

          10.15 Note, dated July 1, 1978, between M H Kentucky Ventures and First of Boston Mortgage Corporation. (5)

          10.16 Wrap-Around Promissory Note, dated June 18, 1980, between McNeil Real Estate Fund X, Ltd. and James M. Folmar and Emory M. Folmar. (5)

          10.17 Act of Amendment to Wrap-Around Promissory Note and Mortgage, dated April 20, 1994, between McNeil Real Estate Fund X, Ltd. and James M. Folmar and Emory M. Folmar. (5)

          10.18 Property Management Agreement, dated November 30, 1994, between Coppermill Fund X Limited Partnership and McNeil Real Estate Management, Inc. (5)

          11. Statement regarding computation of Net Income (Loss) per Limited Partnership Unit (see Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies").

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

                                            Orchard Fund X
                                            Limited Partnership           Delaware                  None

                                            Quail Meadows Fund X
                                            Limited Partnership           Delaware                  None

                                            Regency Park Fund X
                                            Associates, L.P.              Indiana                   None

                                            Sandpiper Fund X
                                            Limited Partnership           Delaware                  None

                                            Spanish Fund X, Ltd.          Texas                     None

          27.                               Financial Data Schedule for the year
                                            ended December 31, 1996.

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

                  (3) Incorporated by reference to the Annual Report of McNeil Real Estate Fund XI, Ltd. (File No. 0-9783), on Form 10-K for the period ended December 31, 1995, as filed with the Securities and Exchange Commission on March 30, 1994.

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

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                         McNEIL REAL ESTATE FUND X, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                McNEIL REAL ESTATE FUND X, LTD.


                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner




March 31, 1997                    By:  /s/  Robert A. McNeil
--------------                         -----------------------------------------
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




March 31, 1997                    By:  /s/  Ron K. Taylor
--------------                         -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                       Investors, Inc.
                                       (Principal Financial Officer)




March 31, 1997                    By:  /s/  Brandon K. Flaming
--------------                         -----------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)