Form 10-Q
period 1997-03-31
MCNEIL REAL ESTATE FUND X LTD
filed 1997-05-14
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended           March 31, 1997
                          ------------------------------------------------------


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




              13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240
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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     8,836,046      $    8,836,046
   Buildings and improvements...............................                71,279,380          71,110,263
                                                                        --------------       -------------
                                                                            80,115,426          79,946,309
   Less:  Accumulated depreciation..........................               (50,453,466)        (49,689,189)
                                                                        --------------       -------------
                                                                            29,661,960          30,257,120

Assets held for sale, net...................................                 5,311,113           5,308,731

Cash and cash equivalents...................................                 2,241,325           2,660,679
Cash segregated for security deposits.......................                   337,934             301,259
Accounts receivable.........................................                   658,108             575,995
Prepaid expenses and other assets...........................                   310,783             329,136
Escrow deposits.............................................                   926,387             802,841
Deferred borrowing costs, net of accumulated
   amortization of $408,701 and $438,719 at
   March 31, 1997 and December 31, 1996,
   respectively.............................................                 1,138,073           1,171,591
                                                                        --------------       -------------

                                                                       $    40,585,683      $   41,407,352
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    39,010,142      $   41,612,292
Mortgage note payable - affiliates..........................                 3,136,029             800,000
Accounts payable............................................                     6,763              61,356
Accrued interest............................................                   287,055             309,977
Accrued interest - affiliates...............................                    24,977               6,625
Accrued property taxes......................................                   689,897             530,973
Other accrued expenses......................................                   267,665             309,981
Deferred gain on involuntary conversion.....................                    65,800              65,800
Payable to affiliates - General Partner.....................                 3,080,095           3,555,343
Security deposits and deferred rental revenue...............                   437,193             375,061
                                                                        --------------       -------------
                                                                            47,005,616          47,627,408
                                                                        --------------       -------------
Partners' deficit:
   Limited partners - 135,200  limited  partnership
     units  authorized;  134,980 limited partnership
     units outstanding at March 31, 1997 and
     December 31, 1996......................................                  (671,000)           (704,049)
   General Partner..........................................                (5,748,933)         (5,516,007)
                                                                        --------------       -------------
                                                                            (6,419,933)         (6,220,056)
                                                                        --------------       -------------
                                                                       $    40,585,683      $   41,407,352
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                            1997                 1996
                                                                       ---------------     ---------------
Revenue:
   Rental revenue...........................................           $     3,926,821     $     3,978,103
   Interest.................................................                    47,655              49,357
                                                                        --------------      --------------
     Total revenue..........................................                 3,974,476           4,027,460
                                                                        --------------      --------------

Expenses:
   Interest.................................................                   946,765           1,080,396
   Interest - affiliates....................................                    36,988              18,959
   Depreciation and amortization............................                   764,277             812,186
   Property taxes...........................................                   275,742             278,381
   Personnel expenses.......................................                   483,860             474,625
   Utilities................................................                   367,696             308,002
   Repair and maintenance...................................                   441,318             419,561
   Property management fees - affiliates....................                   193,066             199,585
   Other property operating expenses........................                   250,330             250,356
   General and administrative...............................                    85,297              48,670
   General and administrative - affiliates..................                    94,349             121,001
                                                                        --------------      --------------
     Total expenses.........................................                 3,939,688           4,011,722
                                                                        --------------      --------------

Income before extraordinary item............................                    34,788              15,738
Extraordinary gain on extinguishment of debt................                         -             269,596
                                                                        --------------      --------------

Net income..................................................           $        34,788     $       285,334
                                                                        ==============      ==============

Net income allocated to limited partners....................           $        33,049     $       271,067
Net income allocated to General Partner.....................                     1,739              14,267
                                                                        --------------      --------------

Net income .................................................           $        34,788     $       285,334
                                                                        ==============      ==============

Net income per limited partnership unit:
   Income before extraordinary item.........................           $          .24      $           .11
   Extraordinary gain on extinguishment of debt.............                        -                 1.90
                                                                        -------------       --------------

   Net income ..............................................           $          .24      $          2.01
                                                                        =============       ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND X, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996


                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners               Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $   (4,524,439)         $   (1,788,928)       $   (6,313,367)

Net income................................               14,267                 271,067               285,334

Management Incentive Distribution.........             (258,381)                      -              (258,381)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $   (4,768,553)         $   (1,517,861)       $   (6,286,414)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $   (5,516,007)         $     (704,049)       $   (6,220,056)

Net income................................                1,739                  33,049                34,788

Management Incentive Distribution.........             (234,665)                      -              (234,665)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $   (5,748,933)         $     (671,000)       $   (6,419,933)
                                                  =============           =============         =============






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     3,857,063     $     3,953,454
   Cash paid to suppliers...................................                (1,739,499)         (1,643,530)
   Cash paid to affiliates..................................                  (997,328)           (278,705)
   Interest received........................................                    47,655              49,357
   Interest paid............................................                  (910,276)           (962,752)
   Interest paid to affiliates..............................                   (18,636)            (18,959)
   Property taxes paid and escrowed.........................                  (194,820)           (332,180)
                                                                        --------------      --------------
Net cash provided by operating activities...................                    44,159             766,685
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (169,117)           (412,093)
   Additions to assets held for sale........................                    (2,382)                  -
                                                                        --------------      --------------
Net cash used in investing activities.......................                  (171,499)           (412,093)
                                                                        --------------      --------------

Cash flows from financing activities:
   Net proceeds from refinancing mortgage
     note payable...........................................                 2,336,029             475,775
   Principal payments on mortgage notes
     payable................................................                  (254,088)           (139,281)
   Deferred borrowing costs paid............................                         -             (96,472)
   Retirement of mortgage notes payable.....................                (2,373,955)                  -
                                                                        --------------      --------------
Net cash provided by (used in) financing activities.........                  (292,014)            240,022
                                                                        --------------      --------------

Net increase (decrease) in cash and cash equivalents........                  (419,354)            594,614

Cash and cash equivalents at beginning of
   period...................................................                 2,660,679           1,813,594
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     2,241,325     $     2,408,208
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

                         MCNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided By
                              Operating Activities

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                             1997                1996
                                                                       ---------------     ---------------
Net income .................................................           $        34,788     $       285,334
                                                                        --------------      --------------

Adjustments to reconcile net income to net cash provided
   by  operating activities:
   Depreciation and amortization............................                   764,277             812,186
   Amortization of discounts on mortgage
     notes payable..........................................                    25,893              38,633
   Amortization of deferred borrowing costs.................                    33,518              30,172
   Extraordinary gain on extinguishment of debt.............                         -            (269,596)
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (36,675)            (42,694)
     Accounts receivable....................................                   (82,113)             18,839
     Prepaid expenses and other assets......................                    18,353              47,722
     Escrow deposits........................................                  (123,546)           (406,070)
     Accounts payable.......................................                   (54,593)            (72,417)
     Accrued interest.......................................                   (22,922)             48,839
     Accrued interest - affiliates..........................                    18,352                   -
     Accrued property taxes.................................                   158,924             266,602
     Other accrued expenses.................................                   (42,316)            (39,657)
     Payable to affiliates - General Partner................                  (709,913)             41,881
     Security deposits and deferred rental
       revenue..............................................                    62,132               6,911
                                                                        --------------      --------------

       Total adjustments....................................                     9,371             481,351
                                                                        --------------      --------------

Net cash provided by operating activities...................           $        44,159     $       766,685
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

                         McNEIL REAL ESTATE FUND X, LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1997

NOTE 1.
-------

McNeil Real Estate Fund X, Ltd. (the "Partnership") is a limited partnership organized under the laws of the State of California to invest in real property. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an agreement of limited partnership (the "Amended Partnership Agreement") that was adopted October 9, 1991. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund X, Ltd., c/o The Herman Group, 2121 San Jacinto St., 26th Floor, Dallas, Texas 75201.

NOTE 3.
-------

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                         Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                            1997         1996
                                                        ----------    ----------

Property management fees - affiliates..............     $  193,066    $  199,585
Interest - affiliates..............................         36,988        18,959
Charged to general and administrative affiliates:
   Partnership administration......................         94,349       121,001
                                                         ---------     ---------

                                                        $  324,403    $  339,545
                                                         =========     =========

Charged to General Partner's deficit:
   Management Incentive Distribution...............     $  234,665    $  258,381
                                                         =========     =========

NOTE 4.
-------

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note from an affiliate of the General Partner. The new mortgage note bears interest at a variable rate equal to 1% plus the prime lending rate of Bank of America and requires monthly interest-only debt service payments until the February 28, 2000 maturity date. Cash used to close the refinancing transaction is as follows:

    New loan proceeds......................        $   2,336,029
    Existing debt retired..................           (2,373,955)
                                                    ------------

    Cash used for refinancing..............        $     (37,926)
                                                    ============

NOTE 5.
-------

On January 26, 1996, the Partnership refinanced the Spanish Oaks mortgage note. The new mortgage note, in the amount of $4,000,000, bears interest at 7.71%, requires monthly principal and interest payments of $28,546, and matures on January 26, 2003. In connection with the refinancing, the Partnership and the lienholder agreed to a discounted payoff of the prior mortgage note that resulted in a $269,596 extraordinary gain on extinguishment of debt. The remainder of the prior mortgage note balance has been placed in escrow pending negotiations concerning the amount of the payoff of the prior mortgage note. Cash proceeds from the refinancing transaction are as follows:

    New loan proceeds.....................         $   4,000,000
    Existing debt retired.................            (3,524,225)
                                                    ------------

    Proceeds from refinancing.............         $     475,775
                                                    ============

The Partnership incurred $166,403 of deferred borrowing costs related to the refinancing of the Spanish Oaks mortgage note. The Partnership was also required to fund $165,291 into various escrows for property taxes, hazard insurance and deferred maintenance.

NOTE 6.
-------

On October 1, 1996, the Partnership placed Cave Spring Corners and Iberia Plaza on the market for sale. Consequently, these properties are shown as assets held for sale on the accompanying financial statements. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards no. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation charges on these properties effective October 1, 1996.

NOTE 7.
-------

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

Because only a part of the insurance proceeds were received by December 31, 1996, only $285,127 of the gain on involuntary conversion was recognized on the Partnership's Statement of Operations for the year ended December 31, 1996. As of March 31, 1997, the remainder of the insurance proceeds had not yet been received from the Partnership's insurance carrier. The remainder of the gain is shown as a $65,800 deferred gain on involuntary conversion on the accompanying financial statements, and will be recognized when the Partnership receives the remainder of the insurance proceeds.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At March 31, 1997, the Partnership owned seven apartment properties, one office building and three strip shopping centers. All of the Partnership's properties are subject to mortgage notes. On September 18, 1996, the Partnership sold Parkway Plaza Shopping Center to an unaffiliated purchaser. The Partnership recognized a $275,424 gain on the disposition. Cash proceed to the Partnership amounted to $283,585.

RESULTS OF OPERATIONS
---------------------

The Partnership reported net income of $34,788 for the three month period ended March 31, 1997, down from net income of $285,334 reported for the three month period ended March 31, 1996. Included in net income for the 1996 first quarter was a $269,596 extraordinary gain relating to the refinancing of the Spanish Oaks mortgage note. Excluding the extraordinary gain, net income for the first quarter of 1997 increased $19,050.

Revenues:

Rental revenue decreased $51,282 or 1.3% for the first quarter of 1997 compared to the first quarter of 1996. However, the decrease was attributable to the September 18, 1996 sale of Parkway Plaza to an unaffiliated purchaser. Excluding the effects of the sale of Parkway Plaza, net rental revenue increased $135,895 or 3.6% for the first quarter of 1997 compared to the first quarter of 1996.

Considered as a group, the Partnership's residential properties reported no increase in rental revenue for the quarter ended March 31, 1997. For the most part, increases in base rental rates were offset by increased vacancy losses. Vacancy losses increased at all of the Partnership's residential properties except for Sandpiper Apartments. Soft markets contributed to decreased rental revenue at Briarwood Apartments, and Orchard Apartments, while rental revenue was unchanged at Coppermill Apartments. Rental revenue decreased 5.1% at Regency Park Apartments due to continuing effects of the fire that destroyed 16 apartment units at the property. Rental revenue increased modestly at Quail Meadows Apartments and Spanish Oaks Apartments. Sandpiper Apartments continued a pattern of strong performance with a 5.6% increase in rental revenue.

The Partnership's commercial properties accounted for most of the increase in rental revenue. Rental rates improved modestly at Cave Spring Corners, Iberia Plaza and Lakeview Plaza, while occupancy rates improved to near 100% levels. The largest increase in rental revenue, however, occurred at La Plaza Office Building. Rental revenue at the Las Vegas property increased 20% in the first quarter of 1997 compared to the year earlier quarter. Rental rates increased at La Plaza, but most of the increase came from improving occupancy. The average occupancy rate at La Plaza improved to 85% for the first quarter of 1997 compared to 75% for the first quarter of 1996.

Expenses:

Partnership expenses decreased $72,034 or 1.8% for the first quarter of 1997 compared to the same quarter of 1996. As with rental revenues, though, most of the decrease is attributable to the sale of Parkway Plaza during the third quarter of 1996. Expenses for the Partnership's remaining properties increased $42,642 or 1.1% in the first quarter of 1997 compared to the first quarter of 1996. Increased expenses were concentrated in interest paid to affiliates, utilities, and general and administrative expenses. These increases were partially offset by decreased general and administrative expenses paid to affiliates.

Interest paid to affiliates nearly doubled to $36,988 for the first quarter of 1997. The increase reflects the refinancing of the La Plaza mortgage note with a $2,336,029 mortgage due to an affiliate of the General Partner. The refinancing occurred on February 28, 1997. Because the refinancing paid-off the La Plaza mortgage note, due to a non-affiliated entity, the refinancing had the dual effect of increasing mortgage interest due to affiliates and decreasing the interest expense on non-affiliated mortgage indebtedness.

Excluding the effects of Parkway Plaza, utility expenses increased $62,914 or 21% to $367,696 for the first quarter of 1997 compared to the first quarter of 1996. The increases were concentrated in gas and oil expenses, especially for Sandpiper Apartments and Spanish Oaks Apartments, and an increase in water and sewer expenses, particularly at Coppermill Apartments.

General and administrative expenses increased $36,627 to $85,297 for the first quarter of 1997. The Partnership incurred approximately $20,000 of legal fees relating to the payoff of the Spanish Oaks mortgage note. Also during the first quarter of 1997, the Partnership began incurring charges for investor services, which, beginning in 1997, are provided by a third party vendor instead of by affiliates of the General Partner.

The increase in payments for investor services in general and administrative above also explains some of the $26,625 decrease in general and administrative expenses paid to affiliates. The Partnership is no longer reimbursing affiliates for such charges. Payments to affiliates for general and administrative expenses also decreased due to the sale of Parkway Plaza during 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow provided by operating activities decreased to $44,159 for the first quarter of 1997 from $766,685 for the first quarter of 1996. During the first quarter of 1997, the Partnership repaid all of the $779,993 balance of partnership administrative reimbursements outstanding at December 31, 1996. Such expenses were deferred beginning in 1995 to enable the Partnership to restore its balance of cash reserves. Decreased cash flow from operating activities is also attributable to the sale of Parkway Plaza during the third quarter of 1996.

The Partnership expended $171,499 for capital improvements during the first quarter of 1997, down significantly from the $412,093 expended during the first quarter of 1996. However, the Partnership has budgeted a total of $1.6 million of capital improvements for 1997. These additions are needed to maintain the competitiveness of the Partnership's properties in their respective markets and allow the Partnership to reduce the amount of repair and maintenance expenditures that would otherwise be incurred.

On February 28, 1997, the Partnership resolved the maturity of the La Plaza mortgage note by refinancing the La Plaza note with a three-year mortgage note from an affiliate of the General Partner. The new mortgage note bears interest at a variable rate equal to 1% plus the prime lending rate of Bank of America. Monthly interest-only debt service payments are required until the maturity of the new mortgage note.

The Partnership's next maturing mortgage notes are the Cave Spring Corners mortgage note and the Iberia Plaza mortgage note, both of which mature in 1998. The Partnership has placed both of these properties on the market for sale, and intends to use proceeds from the sale of the properties to retire the mortgage notes.

Short-term liquidity:

At March 31, 1997, the Partnership held cash reserves of $2,241,325 a decrease of $419,354 from the balance at the end of 1996. Cash reserves of the Partnership have increased significantly from depressed levels at the end of 1994. The increased cash reserves of the Partnership have allowed the Partnership to resume payment of Partnership administrative reimbursements due to affiliates of the General Partner.

Over the past three years, the Partnership has invested large amounts of funds in capital improvements at the Partnership's properties. Although significant challenges remain, total capital expenditures for 1997 are expected to decrease from the average amount expended in each of the past three fiscal years. For the balance of 1997, the largest capital projects of the Partnership will be concentrated at La Plaza Office Building as the property undergoes refurbishment to allow it to take advantage of a strong Las Vegas market.

During 1996, 1995 and 1994, the General Partner deferred collection of the MID. As of March 31, 1997, approximately $2.98 million of deferred MID payments were due to the General Partner. The General Partner anticipates resuming payment of MID if the Partnership's properties continue to perform as anticipated.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $7 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. Furthermore, the General Partner has budgeted an additional $1.6 million of capital improvements for 1997. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation, it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 2001, followed by a dissolution of the Partnership. In this regard, the Partnership sold Parkway
Plaza on September 18, 1996, and has placed two additional properties, Cave Spring Corners and Iberia Plaza on the market for sale.

On March 27, 1997, the Partnership entered into a contract to sell Cave Spring Corners to an unaffiliated purchaser. The sale is scheduled to close during the third quarter. However, the sale is subject to various contingencies. The resolution of these contingencies could affect the terms of the sales contract, or could make consummation of the contract not in the best interest of either the Partnership or the prospective purchaser.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three month period ended March 31, 1997 and 1996, $1,739 and $14,267, respectively, were allocated to the General Partner. The limited partners received allocations of net income of $33,049 and $271,067 for the three months ended March 31, 1997 and 1996, respectively.

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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend.
Plaintiffs have until May 27, 1997 to file a second amended complaint, unless otherwise agreed to by the parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                   Description
         -------                  -----------

         4. Amended and Restated Partnership Agreement, dated October 9, 1991 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1991).

         11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 134,980 limited partnership units outstanding in 1997 and 1996.

         27.                      Financial  Data Schedule for the quarter ended
                                  March 31, 1997.

         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                         McNEIL REAL ESTATE FUND X, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND X, LTD.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner






May 14, 1997                       By:  /s/  Ron K. Taylor
--------------                        ------------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)





May 14, 1997                       By:  /s/  Brandon K. Flaming
--------------                        ------------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)