Form 10-Q
period 1997-06-30
MCNEIL REAL ESTATE FUND X LTD
filed 1997-08-13
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended      June 30, 1997
                           -----------------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9325
                           ---------


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




              13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
           (Address of principal executive offices)          (Zip code)



Registrant's telephone number, including area code    (972) 448-5800
                                                    ----------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                         McNEIL REAL ESTATE FUND X, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,           December 31,
                                                                            1997                1996
                                                                       ---------------      --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     8,836,046      $    8,836,046
   Buildings and improvements...............................                71,615,509          71,110,263
                                                                        --------------       -------------
                                                                            80,451,555          79,946,309
   Less:  Accumulated depreciation..........................               (51,230,343)        (49,689,189)
                                                                        --------------       -------------
                                                                            29,221,212          30,257,120

Assets held for sale, net...................................                 3,052,771           5,308,731

Cash and cash equivalents...................................                 5,503,492           2,660,679
Cash segregated for security deposits.......................                   339,758             301,259
Accounts receivable.........................................                   524,889             575,995
Prepaid expenses and other assets...........................                   291,151             329,136
Escrow deposits.............................................                   814,590             802,841
Deferred borrowing costs, net of accumulated
   amortization of $428,846 and $438,719 at
   June 30, 1997 and December 31, 1996,
   respectively.............................................                 1,102,325           1,171,591
                                                                        --------------       -------------

                                                                       $    40,850,188      $   41,407,352
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    35,757,419      $   41,612,292
Mortgage notes payable - affiliates.........................                 3,136,029             800,000
Accounts payable............................................                    16,153              61,356
Accrued interest............................................                   261,255             309,977
Accrued interest - affiliates...............................                    24,977               6,625
Accrued property taxes......................................                   657,177             530,973
Other accrued expenses......................................                   289,045             309,981
Deferred gain on involuntary conversion.....................                         -              65,800
Payable to affiliates - General Partner.....................                 3,282,394           3,555,343
Security deposits and deferred rental revenue...............                   396,201             375,061
                                                                        --------------       -------------
                                                                            43,820,650          47,627,408
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited partners - 135,200  limited  partnership  units
     authorized;  134,980 limited partnership units
     outstanding at June 30, 1997 and December 31, 1996.....                 2,835,644            (704,049)
   General Partner..........................................                (5,806,106)         (5,516,007)
                                                                        --------------       -------------
                                                                            (2,970,462)         (6,220,056)
                                                                        --------------       -------------

                                                                       $    40,850,188      $   41,407,352
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    3,934,244     $    4,039,535    $    7,861,065     $    8,017,638
   Interest......................             57,385             28,158           105,040             77,515
   Gain on involuntary
     conversion..................             65,800                  -            65,800                  -
   Gain on sale of real estate...          2,912,440                  -         2,912,440                  -
                                       -------------      -------------     -------------      -------------
     Total revenue...............          6,969,869          4,067,693        10,944,345          8,095,153
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            895,534          1,072,539         1,842,299          2,152,935
   Interest - affiliates.........             74,577             18,652           111,565             37,611
   Depreciation and
     amortization................            776,877            826,996         1,541,154          1,639,182
   Property taxes................            263,423            264,323           539,165            542,704
   Personnel expenses............            401,503            403,219           885,363            877,844
   Utilities.....................            285,125            301,000           652,821            609,002
   Repair and maintenance........            521,401            500,085           962,719            919,646
   Property management
     fees - affiliates...........            191,450            204,913           384,516            404,498
   Other property operating
     expenses....................            240,823            254,064           491,153            504,420
   General and administrative....             63,373             57,632           148,670            106,302
   General and administrative -
     affiliates..................             98,342            119,455           192,691            240,456
                                       -------------      -------------     -------------      -------------
     Total expenses..............          3,812,428          4,022,878         7,752,116          8,034,600
                                       -------------      -------------     -------------      -------------

Income before extraordinary
   item..........................     $    3,157,441     $       44,815    $    3,192,229     $       60,553
Extraordinary gain on
   extinguishment of debt........            533,764                  -           533,764            269,596
                                       -------------      -------------     -------------      -------------

Net income.......................     $    3,691,205     $       44,815    $    3,725,993     $      330,149
                                       =============      =============     =============      =============

Net income allocated
   to limited partners...........     $    3,506,644     $       42,575    $    3,539,693     $      313,642
Net income  allocated
   to General Partner............            184,561              2,240           186,300             16,507
                                       -------------      -------------     -------------      -------------

Net income.......................     $    3,691,205     $       44,815    $    3,725,993     $      330,149
                                       =============      =============     =============      =============

Net income per limited
   partnership unit:
   Income before
     extraordinary item..........     $        22.22     $          .31    $        22.46     $          .42
   Extraordinary gain on
     extinguishment of debt......               3.76                  -              3.76               1.90
                                       -------------      -------------     -------------      -------------

Net income.......................     $        25.98     $          .31    $        26.22     $         2.32
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996

                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners               Deficit
                                                 ---------------         ---------------       ---------------

Balance at December 31, 1995..............       $   (4,524,439)         $   (1,788,928)       $   (6,313,367)

Net income................................               16,507                 313,642               330,149

Management Incentive Distribution.........             (522,159)                      -              (522,159)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $   (5,030,091)         $   (1,475,286)       $   (6,505,377)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $   (5,516,007)         $     (704,049)       $   (6,220,056)

Net income................................              186,300               3,539,693             3,725,993

Management Incentive Distribution.........             (476,399)                      -              (476,399)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $   (5,806,106)         $    2,835,644        $   (2,970,462)
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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     7,878,777     $     8,059,340
   Cash paid to suppliers...................................                (3,201,765)         (3,227,362)
   Cash paid to affiliates..................................                (1,326,555)           (561,680)
   Interest received........................................                   105,040              77,515
   Interest paid............................................                (1,773,870)         (1,966,625)
   Interest paid to affiliates..............................                   (93,213)            (37,611)
   Property taxes paid and escrowed.........................                  (434,999)           (624,546)
                                                                        --------------      --------------
Net cash provided by operating activities...................                 1,153,415           1,719,031
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (505,246)           (844,397)
   Additions to assets held for sale........................                    (3,144)                  -
   Proceeds from sale of real estate........................                 5,234,654                   -
                                                                        --------------      --------------
Net cash provided by (used in) investing activities.........                 4,726,264            (844,397)
                                                                        --------------      --------------

Cash flows from financing activities:
   Net proceeds from refinancing mortgage
     notes payable..........................................                   495,838             475,775
   Principal payments on mortgage notes
     payable................................................                  (473,942)           (414,880)
   Deferred borrowing costs paid............................                         -            (112,241)
   Retirement of mortgage note payable......................                (3,058,762)                  -
                                                                        --------------      --------------
Net cash used in financing activities.......................                (3,036,866)            (51,346)
                                                                        --------------      --------------

Net increase in cash and cash equivalents...................                 2,842,813             823,288

Cash and cash equivalents at beginning of
   period...................................................                 2,660,679           1,813,594
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     5,503,492     $     2,636,882
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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided By
                              Operating Activities

                                                                                Six Months Ended
                                                                                    June 30,
                                                                       -----------------------------------
                                                                            1997                1996
                                                                       ----------------    ---------------
Net income .................................................           $     3,725,993     $       330,149
                                                                        --------------      --------------

Adjustments to reconcile net income to net cash provided
   by  operating activities:
   Depreciation and amortization............................                 1,541,154           1,639,182
   Amortization of discounts on mortgage
     notes payable..........................................                    51,786              77,266
   Amortization of deferred borrowing costs.................                    65,365              62,250
   Gain on sale of real estate..............................                (2,912,440)                  -
   Extraordinary gain on extinguishment of debt.............                  (533,764)           (269,596)
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (38,499)            (27,797)
     Accounts receivable....................................                    17,129              58,884
     Prepaid expenses and other assets......................                    12,753              14,273
     Escrow deposits........................................                   (11,749)           (437,681)
     Accounts payable.......................................                   (45,203)            (88,262)
     Accrued interest.......................................                   (48,722)             46,794
     Accrued interest - affiliates..........................                    18,352                   -
     Accrued property taxes.................................                   126,204             250,565
     Other accrued expenses.................................                   (20,936)            (34,192)
     Deferred gain on involuntary conversion................                   (65,800)                  -
     Payable to affiliates - General Partner................                  (749,348)             83,274
     Security deposits and deferred rental
       revenue..............................................                    21,140              13,922
                                                                        --------------      --------------

       Total adjustments....................................                (2,572,578)          1,388,882
                                                                        --------------      --------------

Net cash provided by operating activities...................           $     1,153,415     $     1,719,031
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

                                  June 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

On August 1, 1994, the Partnership obtained a mortgage loan from McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII"), an affiliate of the General Partner, for $800,000. The mortgage loan is secured by a second lien on Lakeview Plaza. Terms of the mortgage loan require monthly interest-only payments equal to the prime lending rate of Bank of America plus 1% with the principal balance due August 1, 1997. Effective August 1, 1997, Fund XXVII reconveyed the lien back to the Partnership in consideration of the additional borrowing discussed in the following paragraph.

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage loan from Fund XXVII. See Note 5. Effective August 1, 1997, the Partnership borrowed an additional $800,000 from Fund XXVII. The refinancing and the additional borrowing are jointly secured by a single lien on La Plaza Office Building. Payment terms for the mortgage note and the additional borrowing require monthly interest-only payments equal to 1% plus the prime lending rate of Bank of America. The new mortgage note, together with the additional borrowing, is due February 28, 2000.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                         Six Months Ended
                                                             June 30,
                                                      ------------------------
                                                          1997         1996
                                                      ----------    ----------

  Property management fees - affiliates.........      $  384,516    $  404,498
  Interest - affiliates.........................         111,565        37,611
  Charged to general and administrative
    affiliates:
    Partnership administration..................         192,691       240,456
                                                       ---------     ---------

                                                      $  688,772    $  682,565
                                                       =========     =========
     Charged to General Partner's deficit:
       Management Incentive Distribution.........     $  476,399    $  522,159
                                                       =========     =========

NOTE 4.
-------

On June 5, 1997, the Partnership sold Cave Spring Corners Shopping Center to an unaffiliated purchaser for a cash sales price of $5,250,000. Cash proceeds from the sale, as well as the gain on sale are detailed on the following page.

                                                     Gain on Sale  Cash Proceeds
                                                     ------------  -------------
  Cash sales price...............................     $ 5,250,000   $ 5,250,000
  Selling costs..................................         (15,346)      (15,346)
  Borrowing costs written off....................          (3,901)
  Prepaid leasing commissions written off........         (25,232)
  Straight-line rent receivables written off.....         (33,977)
  Basis of real estate sold......................      (2,259,104)
                                                       ----------

  Gain on sale of real estate....................     $ 2,912,440
                                                       ==========

  Proceeds from sale of real estate.............                      5,234,654
  Retirement of mortgage note payable...........                     (3,058,762)
                                                                     ----------

  Net cash proceeds.............................                    $ 2,175,892
                                                                     ==========

NOTE 5.
-------

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note from Fund XXVII, an affiliate of the General Partner. The new mortgage note bears interest at a variable rate equal to 1% plus the prime lending rate of Bank of America and requires monthly interest-only debt service payments until the February 28, 2000 maturity date. Cash used to close the refinancing transaction is as follows:

  New loan proceeds.............................         $   2,336,029
  Existing debt retired.........................            (2,373,955)
                                                          ------------
  Net cash used to refinance
    mortgage note payable.......................         $     (37,926)
                                                          ============

NOTE 6.
-------

On January 26, 1996, the Partnership refinanced the Spanish Oaks mortgage note. The new mortgage note, in the amount of $4,000,000, bears interest at 7.71%, requires monthly principal and interest payments of $28,546, and matures on January 26, 2003. In connection with the refinancing, the Partnership and the prior lienholder agreed to a discounted payoff of the prior mortgage note that resulted in a $803,360 extraordinary gain on extinguishment of debt. $269,596 of the extraordinary gain was recognized during the first quarter of 1996. The remaining $533,764 of the extraordinary gain was recognized during the second quarter of 1997 after negotiations concerning the amount of the payoff were completed. Cash proceeds from the refinancing transaction are as follows:

  New loan proceeds............................         $   4,000,000
  Cash paid to retire existing debt............            (2,990,461)
  Proceeds from refinancing received in 1996...              (475,775)
                                                         ------------

  Proceeds from refinancing received in 1997...         $     533,764
                                                         ============

The Partnership incurred $166,403 of deferred borrowing costs related to the refinancing of the Spanish Oaks mortgage note. The Partnership was also required to fund $165,291 into various escrows for property taxes, hazard insurance and deferred maintenance.

NOTE 7.
-------

On October 1, 1996, the Partnership placed Cave Spring Corners and Iberia Plaza on the market for sale. Consequently, these properties are shown as assets held for sale on the accompanying financial statements. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation charges on these properties effective October 1, 1996. Cave Spring Corners was sold June 5, 1997 (see Note 4).

NOTE 8.
-------

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

Because only a part of the insurance proceeds were received by December 31, 1996, only $285,127 of the gain on involuntary conversion was recognized on the Partnership's Statement of Operations for the year ended December 31, 1996. The remainder of the insurance proceeds were received during the second quarter of 1997, at which time the remaining gain of $65,800 was recognized.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1997, the Partnership owned seven apartment properties, one office building and two strip shopping centers. All of the Partnership's properties are subject to mortgage notes. On September 18, 1996, the Partnership sold Parkway Plaza Shopping Center to an unaffiliated purchaser. The Partnership recognized a $275,424 gain on the disposition. Cash proceeds to the Partnership amounted to $283,585. On June 5, 1997, the Partnership sold Cave Springs Plaza to an unaffiliated purchaser. The Partnership recognized a $2,912,440 gain on the disposition. Cash proceeds from the sale amounted to $2,175,892 from the sale. Currently, the Partnership is marketing Iberia Plaza for sale.

RESULTS OF OPERATIONS
---------------------

The Partnership reported net income of $3,725,993 for the first six months of 1997, an increase of $3,395,844 from the net income of $330,149 reported for the first six months of 1996. Net income for the second quarter increased $3,646,390 to $3,691,205. Included in net income for the quarter and six months ended June 30, 1997 is a $2,912,440 gain from the sale of Cave Spring Corners. Also included in net income for both 1997 and 1996 are extraordinary gains on the extinguishment of debt relating to the refinancing of the Spanish Oaks mortgage debt. These gains amounted to $533,764 and $269,596 for the six months ended June 30, 1997 and 1996, respectively. Excluding the gain on sale and the extraordinary gains, Partnership income increased $219,236 to $279,789 for the first six months of 1997 as compared to the same period of 1996.

Revenues:

Rental revenue decreased $156,573 or 2.0% for the first six months of 1997 as compared to the same period of 1996. The decrease is attributable to the September 18, 1996 sale of Parkway Plaza. Excluding the effects of the sale of Parkway Plaza, rental revenues increased $209,790 or 2.7% for the first six months of 1997 as compared to the same period of 1996.

Considered as a group, the Partnership's residential properties reported no significant increase in rental revenue for the first six months of 1997. For the most part, increases in base rental rates were offset by increased vacancy losses. Vacancy losses increased at all of the Partnership's residential properties except for Sandpiper Apartments. Soft markets contributed to decreased rental revenue at Briarwood Apartments, Orchard Apartments and Spanish Oaks Apartments, while rental revenue was unchanged at Regency Park Apartments. Rental revenue increased modestly at Coppermill Apartments and Quail Meadows Apartments and Spanish Oaks Apartments. Sandpiper Apartments continued a pattern of strong performance with a 4.9% increase in rental revenue.

The Partnership's commercial properties reported the most improvement in rental revenue. Rental rates improved modestly at Iberia Plaza and Lakeview Plaza, while occupancy rates improved to near 100% levels. The largest increase in rental revenue, however, occurred at La Plaza Office Building. Rental revenue at the Las Vegas property increased 14.5% for the first six months of 1997 as compared to the same period of 1996. Rental rates increased at La Plaza, but most of the increase came from improving occupancy. The average occupancy rate at La Plaza improved to 85% at June 30, 1997, up from 77% at the beginning of 1996.

Expenses:

Partnership expenses decreased $282,484 or 3.5% for the first six months of 1997 as compared to the same period of 1996. As with rental revenues, most of the decrease is attributable to the sale of Parkway Plaza during the third quarter of 1996. However, the Partnership's expenses decreased $56,420 even after excluding expenses attributable to Parkway Plaza. Decreased expenses for depreciation and general and administrative expenses paid to affiliates were mostly offset by increased utilities, interest paid to affiliates and general and administrative expenses.

Interest paid to affiliates increased $73,954 to $111,575 for the first six months of 1997 as compared to the same period of 1996. The increase reflects the refinancing of the La Plaza mortgage note with a $2,336,029 mortgage due to an affiliate of the General Partner. The refinancing occurred on February 28, 1997. Because the refinancing paid-off the La Plaza mortgage note, due to a non-affiliated entity, the refinancing had the dual effect of increasing mortgage interest due to affiliates and decreasing the interest expense on non-affiliated mortgage indebtedness by a total of $132,039.

Excluding the effects of Parkway Plaza, utility expenses increased $49,791 or 8.3% to $367,696 for the first six months of 1997 as compared to the same period of 1996. The increases were concentrated in gas and oil expenses, especially for Sandpiper Apartments and Spanish Oaks Apartments, and an increase in water and sewer expenses, particularly at Coppermill Apartments.

General and administrative expenses increased $42,368 to $148,670 for the first six months of 1997. The Partnership incurred approximately $30,000 of fees and costs to settle a legal dispute (see Item 1 - Legal Proceedings). In addition, beginning in 1997, the Partnership incurred $15,599 of charges for investor services provided by a third party vendor which, prior to 1997, were provided by affiliates of the General Partner. The change from affiliate to third party vendor for investor relation services also accounts for part of the 19.9% decrease in general and administrative expenses paid by affiliates. Payments to affiliates for general and administrative expenses also decreased due to the sale of Parkway Plaza during 1996 and due to decreased charges from affiliates generally.

Depreciation expense decreased $98,028 or 6.0% for the first six months of 1997 as compared to the same period of 1996. In accordance with accounting principles, the Partnership ceased depreciating its investment in Cave Spring Corners and Iberia Plaza after the October 1, 1996 decision to market those properties for sale.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow provided by operating activities decreased to $1,153,415 for the first six months of 1997 from $1,719,031 for the same period of 1996. For the current year, payments to affiliates have increased to $1,326,555 from $561,680 in 1996. During the first quarter of 1997, the Partnership repaid all of the $779,993 balance of partnership administrative reimbursements outstanding at December 31, 1996. Such expenses were deferred beginning in 1995 to enable the Partnership to restore its balance of cash reserves. Decreased cash flow from operating activities is also attributable to the sale of Parkway Plaza during the third quarter of 1996.

The Partnership expended $505,246 for capital improvements during the first six months of 1997, down significantly from the $844,397 expended during the same period of 1996. The Partnership has budgeted a total of $1.6 million of capital improvements for 1997. These additions are needed to maintain the competitiveness of the Partnership's properties in their respective markets and allow the Partnership to reduce the amount of repair and maintenance expenditures that would otherwise be incurred.

On February 28, 1997, the Partnership resolved the maturity of the La Plaza mortgage note by refinancing the La Plaza note with a $2,336,029 mortgage note obtained from an affiliate of the General Partner. The new mortgage note bears interest at a variable rate equal to 1% plus the prime lending rate of Bank of America. Monthly interest-only debt service payments are required until the maturity of the new mortgage note on February 28, 2000. Effective August 1, 1997, the Partnership modified the mortgage note to include an additional $800,000 of borrowings. The $800,000 additional borrowing was used to repay the $800,000 second mortgage note on Lakeview Plaza which matured on August 1, 1997. All other terms of the La Plaza mortgage note remain the same.

The Partnership's next maturing mortgage note is the Iberia Plaza mortgage note which matures in 1998. The Partnership has placed Iberia Plaza on the market for sale, and intends to use proceeds from the sale of the property to retire the mortgage note.

Short-term liquidity:

At June 30, 1997, the Partnership held cash reserves of $5,503,492 an increase of $2,842,813 from the balance at the end of 1996. Cash reserves of the Partnership have increased significantly from depressed levels at the end of 1994. The increased cash reserves of the Partnership have allowed the Partnership to resume payment of Partnership administrative reimbursements due to affiliates of the General Partner.

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

During 1996, 1995 and 1994, the General Partner deferred collection of the MID. As of June 30, 1997, approximately $3.18 million of deferred MID payments were due to the General Partner. The General Partner anticipates resuming payment of MID if the Partnership's properties continue to perform as anticipated.

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

The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation, it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 2001, followed by a dissolution of the Partnership. In this regard, the Partnership sold Parkway Plaza on September 18, 1996, sold Cave Spring Corners on June 5, 1997, and has placed Iberia Plaza on the market for sale.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the six month period ended June 30, 1997 and 1996, $186,300 and $16,507, respectively, were allocated to the General Partner. The limited partners received allocations of net income of $3,539,693 and $313,642 for the six months ended June 30, 1997 and 1996, respectively.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

1. James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund
       XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

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

2. The First National Bank of Chicago, as Trustee Under That Certain Pooling and Servicing Agreement Dated as of December 1, 1995, for
       Resolution Trust Corporation Commercial Mortgage Pass-Through Certificates, Series 1995-C2 v. McNeil Real Estate Fund X, Ltd., McNeil Partners, L.P. and McNeil Investors, Inc. - U.S. District Court, Northern District of Dallas, Dallas Division; Civil Action No. 33-96CV3198-D; and District Court, Dallas County, Texas, F-116 th Judicial District; Case
       No.: 96-13066(P96014).

       The Plaintiffs are the holder of a certain Second Lien Wraparound Promissory Note ("Wraparound Note") secured by the Spanish Oaks Apartments. This action involves a dispute of the principal payoff amount on the Wraparound Note. The Plaintiffs contend that the payoff balance is $3,399,592; however, the Partnership has calculated the payoff balance to be significantly less. On January 26, 1996, the Partnership refinanced the Spanish Oaks Apartments. At that time, the $3,399,592 was escrowed with the American Title Company. The Plaintiffs claim that pursuant to the terms of the Wraparound Note, the Partnership owes the entire escrowed balance. The parties have been ordered to mediation before July 28, 1997. However, settlement was reached in this matter with $3,046,000 being paid to the Plaintiffs. A Compromise and Settlement Agreement and Release dated June 26, 1997 has been signed by all parties. An Order of Dismissal with prejudice is to be entered by the Judge.

3. Alenda and Joseph Gruenwald vs. McNeil Real Estate Management, Inc. d/b/a Briarwood Apartments; ABC Corporations, XYZ Partnerships (Employee Discrimination-EEOC (Sex) - Superior Court of the State of Arizona in and for the County of Pima; Case No. C 314017 (L96009).

       The Plaintiff, a former property manager for the Partnership, filed a complaint alleging that she was wrongfully terminated from her position in violation of the Arizona Civil Rights Act. The Partnership claims that Plaintiff's termination was a proper business decision resulting from serious concerns about the property's management. After numerous discussions, the parties agreed to a monetary settlement. A Settlement Agreement and Release of All Claims was signed on May 22, 1997. The Judge entered an Order on May 22, 1997, dismissing the case with prejudice.

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

         27.                      Financial  Data Schedule for the quarter ended
                                  June 30, 1997.

         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b) Reports on Form 8-K. A Form 8-K was filed on June 20, 1997 to report the June 5, 1997 sale of Cave Spring Corners Shopping Center to an unaffiliated purchaser.

                         McNEIL REAL ESTATE FUND X, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND X, LTD.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner






August 13, 1997                   By:  /s/  Ron K. Taylor
---------------                      -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)





August 13, 1997                   By:  /s/  Brandon K. Flaming
---------------                      -------------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)