Form 10-Q
period 1997-09-30
MCNEIL REAL ESTATE FUND X LTD
filed 1997-11-13
CIK 312812

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


     For the period ended         September 30, 1997
                           -----------------------------------------------------


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

                         McNEIL REAL ESTATE FUND X, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1997                 1996
                                                                       ----------------     ---------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     8,836,046      $    8,836,046
   Buildings and improvements...............................                71,961,221          71,110,263
                                                                        --------------       -------------
                                                                            80,797,267          79,946,309
   Less:  Accumulated depreciation..........................               (52,014,192)        (49,689,189)
                                                                        --------------       -------------
                                                                            28,783,075          30,257,120

Assets held for sale, net...................................                 3,052,771           5,308,731

Cash and cash equivalents...................................                 3,929,707           2,660,679
Cash segregated for security deposits.......................                   328,528             301,259
Accounts receivable.........................................                   546,409             575,995
Prepaid expenses and other assets...........................                   241,507             329,136
Escrow deposits.............................................                 1,038,635             802,841
Deferred borrowing costs, net of accumulated
   amortization of $539,313 and $438,719 at
   September 30, 1997 and December 31, 1996,
   respectively.............................................                 1,070,998           1,171,591
                                                                        --------------       -------------

                                                                       $    38,991,630      $   41,407,352
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    35,566,246       $  41,612,292
Mortgage notes payable - affiliates.........................                 3,136,029             800,000
Accounts payable............................................                    15,908              61,356
Accrued interest............................................                   259,696             309,977
Accrued interest - affiliates...............................                    24,977               6,625
Accrued property taxes......................................                   893,025             530,973
Other accrued expenses......................................                   322,742             309,981
Deferred gain on involuntary conversion.....................                         -              65,800
Payable to affiliates - General Partner.....................                 1,518,834           3,555,343
Security deposits and deferred rental revenue...............                   410,063             375,061
                                                                        --------------       -------------
                                                                            42,147,520          47,627,408
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited partners - 135,200 limited partnership
     units authorized; 134,980 limited partnership
     units outstanding......................................                 1,188,824            (704,049)
   General Partner..........................................                (4,344,714)         (5,516,007)
                                                                        --------------       -------------
                                                                            (3,155,890)         (6,220,056)
                                                                        --------------       -------------

                                                                       $    38,991,630      $   41,407,352
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                               September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    3,876,031     $    4,018,935    $   11,737,096     $   12,036,573
   Interest......................             52,185             25,597           157,225            103,112
   Gain on involuntary
     conversion..................                  -                  -            65,800                  -
   Gain on sale of real estate...                  -            275,424         2,912,440            275,424
                                       -------------      -------------     -------------      -------------
     Total revenue...............          3,928,216          4,319,956        14,872,561         12,415,109
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            837,874          1,053,271         2,680,173          3,206,206
   Interest - affiliates.........             74,943             18,652           186,508             56,263
   Depreciation and
     amortization................            783,849            840,207         2,325,003          2,479,389
   Property taxes................            252,066            217,702           791,231            760,406
   Personnel expenses............            473,914            439,855         1,359,277          1,317,699
   Utilities.....................            324,981            324,528           977,802            933,530
   Repair and maintenance........            499,007            465,713         1,461,726          1,385,359
   Property management
     fees - affiliates...........            192,119            195,232           576,635            599,730
   Other property operating
     expenses....................            268,173            237,979           759,326            742,399
   General and administrative....             84,147             77,526           232,817            183,828
   General and administrative -
     affiliates..................             86,513             94,139           279,204            334,595
                                       -------------      -------------     -------------      -------------
     Total expenses..............          3,877,586          3,964,804        11,629,702         11,999,404
                                       -------------      -------------     -------------      -------------

Income before extraordinary
   item..........................             50,630            355,152         3,242,859     $      415,705
Extraordinary gain on
   extinguishment of debt........                  -                  -           533,764            269,596
                                       -------------      -------------     -------------      -------------

Net income.......................     $       50,630     $      355,152    $    3,776,623     $      685,301
                                       =============      =============     =============      =============

Net income  (loss) allocated
   to limited partners...........     $   (1,646,820)    $      337,394    $    1,892,873     $      651,036
Net income  allocated
   to General Partner............          1,697,450             17,758         1,883,750             34,265
                                       -------------      -------------     -------------      -------------

Net income.......................     $       50,630     $      335,152    $    3,776,623     $      685,301
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit:
   Income (loss) before
     extraordinary item..........     $       (10.42)    $         2.50    $        12.04     $         2.92
   Extraordinary gain (loss) on
     extinguishment of debt......              (1.78)                 -              1.98               1.90
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $       (12.20)    $         2.50    $        14.02     $         4.82
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financialstatements.

                         McNEIL REAL ESTATE FUND X, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996

                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners               Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $   (4,524,439)         $   (1,788,928)       $   (6,313,367)

Net income................................               34,265                 651,036               685,301

Management Incentive Distribution.........             (785,526)                      -              (785,526)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $   (5,275,700)         $   (1,137,892)       $   (6,413,592)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $   (5,516,007)         $     (704,049)       $   (6,220,056)

Net income................................            1,883,750               1,892,873             3,776,623

Management Incentive Distribution.........             (712,457)                      -              (712,457)
                                                  -------------           -------------         -------------

Balance at September 30, 1997.............       $   (4,344,714)         $    1,188,824        $   (3,155,890)
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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                       ------------------------------------
                                                                              1997               1996
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $    11,745,590     $    11,977,570
   Cash paid to suppliers...................................                (4,803,730)         (4,742,603)
   Cash paid to affiliates..................................                (1,604,805)         (1,359,359)
   Interest received........................................                   157,225             103,112
   Interest paid............................................                (2,556,083)         (2,970,669)
   Interest paid to affiliates..............................                  (168,156)            (56,263)
   Property taxes paid and escrowed.........................                  (627,633)           (829,448)
                                                                        --------------      --------------
Net cash provided by operating activities...................                 2,142,408           2,122,340
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (850,958)         (1,848,813)
   Additions to assets held for sale........................                    (3,144)             (7,775)
   Proceeds from sale of real estate........................                 5,234,654           2,828,051
                                                                        --------------      --------------
Net cash provided by (used in) investing activities.........                 4,380,552            (971,463)
                                                                        --------------      --------------

Cash flows from financing activities:
   Net proceeds from refinancing mortgage
     notes payable..........................................                   495,838             475,775
   Principal payments on mortgage notes
     payable................................................                  (691,008)           (667,669)
   Deferred borrowing costs paid............................                         -            (112,241)
   Retirement of mortgage note payable......................                (3,058,762)         (2,544,466)
   Management Incentive Distribution paid...................                (2,000,000)                  -
                                                                        --------------      --------------
Net cash used in financing activities.......................                (5,253,932)         (2,848,601)
                                                                        --------------      --------------

Net increase in cash and cash equivalents...................                 1,269,028             245,202

Cash and cash equivalents at beginning of
   period...................................................                 2,660,679           1,813,594
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     3,929,707     $     2,058,796
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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided By
                              Operating Activities

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                       -----------------------------------
                                                                            1997                1996
                                                                       ----------------   ----------------
Net income .................................................           $     3,776,623    $        685,301
                                                                        --------------     ---------------

Adjustments to reconcile net income to net cash provided
   by  operating activities:
   Depreciation and amortization............................                 2,325,003           2,479,389
   Amortization of discounts on mortgage
     notes payable..........................................                    77,679             115,898
   Amortization of deferred borrowing costs.................                    96,692              94,328
   Gain on sale of real estate..............................                (2,912,440)           (275,424)
   Extraordinary gain on extinguishment of debt.............                  (533,764)           (269,596)
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (27,269)            (20,247)
     Accounts receivable....................................                    (4,391)            (36,563)
     Prepaid expenses and other assets......................                    62,397               3,716
     Escrow deposits........................................                  (235,794)           (569,618)
     Accounts payable.......................................                   (45,448)           (148,410)
     Accrued interest.......................................                   (50,281)             25,311
     Accrued interest - affiliates..........................                    18,352                   -
     Accrued property taxes.................................                   362,052             412,763
     Other accrued expenses.................................                    12,761              48,796
     Deferred gain on involuntary conversion................                   (65,800)                  -
     Payable to affiliates - General Partner................                  (748,966)           (425,034)
     Security deposits and deferred rental
       revenue..............................................                    35,002               1,730
                                                                        --------------      --------------

       Total adjustments....................................                (1,634,215)          1,437,039
                                                                        --------------      --------------

Net cash provided by operating activities...................           $     2,142,408     $     2,122,340
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

                               September 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Nine Months Ended
                                                               September 30,
                                                        ------------------------
                                                           1997           1996
                                                        -----------    ---------

 Property management fees - affiliates...............   $   576,635    $ 599,730
 Interest - affiliates...............................       186,508       56,263
 Charged to general and administrative affiliates:
   Partnership administration........................       279,204      334,595
                                                         ----------     --------

                                                        $ 1,042,347    $ 990,588
                                                         ==========     ========

 Charged to General Partner's deficit:
    Management Incentive Distribution................   $   712,457    $ 785,526
                                                         ==========     ========

NOTE 4.
-------

On June 5, 1997, the Partnership sold Cave Spring Corners Shopping Center to an unaffiliated purchaser for a cash sales price of $5,250,000. Cash proceeds from the sale, as well as the gain on sale are detailed on the following page.

                                                     Gain on Sale  Cash Proceeds
                                                     ------------  -------------

 Cash sales price................................    $ 5,250,000    $ 5,250,000
 Selling costs..................................         (15,346)       (15,346)
 Borrowing costs written off....................          (3,901)
 Prepaid leasing commissions written off........         (25,232)
 Straight-line rent receivables written off.....         (33,977)
 Basis of real estate sold......................      (2,259,104)
                                                      ----------     ----------

 Gain on sale of real estate....................     $ 2,912,440
                                                      ==========

 Proceeds from sale of real estate..............                      5,234,654
 Retirement of mortgage note payable............                     (3,058,762)
                                                                     ----------

 Net cash proceeds..............................                    $ 2,175,892
                                                                     ==========

On September 18, 1996, the Partnership sold Parkway Plaza to an unaffiliated buyer for a cash sales price of $2,900,000. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                   Gain on Sale    Cash Proceeds
                                                   ------------    -------------

 Cash sales price..............................     $ 2,900,000     $ 2,900,000

 Selling costs.................................         (71,949)        (71,949)
 Mortgage discount written off.................        (250,817)
 Straight-line rent receivables written off....         (56,303)
 Basis of real estate sold.....................      (2,245,507)
                                                     ----------       ---------

 Gain on sale..................................     $   275,424
                                                     ==========

 Proceeds from disposition of real estate
  investment...................................                       2,828,051
 Retirement of mortgage note payable...........                      (2,544,466)
                                                                      ---------

 Net cash proceeds.............................                      $  283,585
                                                                      =========

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

 New loan proceeds.............................     $ 2,336,029
 Existing debt retired.........................      (2,373,955)
                                                     ----------
 Net cash used to refinance
   mortgage note payable.......................     $   (37,926)
                                                     ==========

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

 New loan proceeds.............................      $ 4,000,000
 Cash paid to retire existing debt.............       (2,990,461)
 Proceeds from refinancing received in 1996....         (475,775)
                                                      ----------

 Proceeds from refinancing received in 1997....      $   533,764
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1997, the Partnership owned seven apartment properties, one office building and two strip shopping centers. All of the Partnership's properties are subject to mortgage notes. On September 18, 1996, the Partnership sold Parkway Plaza Shopping Center to an unaffiliated purchaser. The Partnership recognized a $275,424 gain on the disposition. Cash proceeds to the Partnership amounted to $283,585. On June 5, 1997, the Partnership sold Cave Spring Corners to an unaffiliated purchaser. The Partnership recognized a $2,912,440 gain on the sale. Cash proceeds from the sale amounted to $2,175,892 from the sale. Currently, the Partnership is marketing Iberia Plaza for sale.

RESULTS OF OPERATIONS
---------------------

The Partnership reported net income of $3,776,623 for the first nine months of 1997, an increase of $3,091,322 over the net income reported for the first nine months of 1996. Net income for the third quarter decreased to $50,630 from $335,152 for the third quarter of 1996. Included in net income for the periods reported are several non-recurring items, including a $2,912,440 gain on the sale of Cave Spring Corners, a $275,424 gain on the sale of Parkway Plaza, revenues and expenses pertaining to operations at Cave Spring Corners and Parkway Plaza before their sale, a $65,800 gain on an involuntary conversion at Regency Park Apartments, and an $803,360 extraordinary gain relating to the refinancing of the Spanish Oaks mortgage note. $269,596 of the extraordinary gain was recognized in the first quarter of 1996, and the remainder of the gain was recognized in the second quarter of 1997. Excluding all of the gains and non-recurring items, the Partnership's net income increased to $132,045 for the first nine months of 1997 as compared to a loss of $97,286 for the first nine months of 1996.

Revenues:

Rental revenue decreased 2.5% for the first nine months of 1997 as compared to the same period of 1996. The decrease is attributable to the sale of Cave Spring Corners and Parkway Plaza. The Partnership's remaining properties increased their revenues $421,152 or 3.9%. Rental revenues decreased an average of 1.4% at Briarwood Apartments Orchard Apartments and Spanish Oaks Apartments. Most of the decline in rental revenue at these three properties is due to decreased occupancy rates. The remainder of the Partnership's residential properties reported increased rental revenues ranging from 3.8% to 5.0%. The Partnership's three remaining commercial properties reported increased rental revenue due to improving occupancy rates and base rental rates. Iberia Plaza and Lakeview Plaza reported 6.5% and 7.3% increases respectively, while La Plaza Office Building increased its rental revenue by 12.2%.

Expenses:

Partnership expenses decreased $369,702 or 3.1% for the first nine months of 1997 as compared to the same period of 1996. As with rental revenues, the decrease is attributable to the sale of Cave Spring Corners and Parkway Plaza. Expenses at the remainder of the Partnership's properties increased $245,975 or 2.2%. Decreased expenses for interest and general and administrative expenses paid to affiliates were more than offset by increased property taxes, repair and maintenance, interest paid to affiliates and general and administrative expenses. The discussion of expenses in the following paragraphs excludes expenses related to Cave Spring Corners and Parkway Plaza.

Interest paid to affiliates increased $130,245 to $186,508 for the first nine months of 1997 as compared to the same period of 1996. The increase reflects the refinancing of the La Plaza mortgage note with a $2,336,029 mortgage due to an affiliate of the General Partner. The refinancing occurred on February 28, 1997. Because the refinancing paid-off the La Plaza mortgage note, due to a non-affiliated entity, the refinancing had the dual effect of increasing mortgage interest due to affiliates and decreasing the interest expense on non-affiliated mortgage indebtedness by a total of $235,049.

Property tax expense increased $67,923 or 9.8% for the first nine months of 1997 as compared to the same period of 1996. $53,000 of the increase pertains to a property tax refund received by the Partnership in 1996 pertaining to the Courts Apartments, sold in 1995.

Repair and maintenance expense increased $117,866 or 9.0% for the first nine months of 1997 as compared to the same period of 1996. Under the Partnership's capitalization policy, most expenditures for appliance and floor covering replacements were capitalized in 1996. However, such expenditures were generally expensed in 1997 because the level of such expenditures was not great enough to qualify for capitalization. Expenses for appliance and floor covering replacements increased $75,131 in 1997 as compared to 1996.

General and administrative expenses increased $48,989 to $232,817 for the first nine months of 1997. The Partnership incurred fees and costs to settle a legal dispute (see Item 1 - Legal Proceedings). In addition, beginning in 1997, the Partnership incurred $23,817 of charges for investor services provided by a third party vendor which, prior to 1997, were provided by affiliates of the General Partner. The change from affiliate to third party vendor for investor relation services also accounts for part of the 16.6% decrease in general and administrative expenses paid by affiliates. Payments to affiliates for general and administrative expenses also decreased due to the sale of Cave Spring Corners and Parkway Plaza and due to decreased charges from affiliates generally.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow provided by operating activities increased $20,068 to $2,142,408 for the first nine months of 1997. For the current year, payments to affiliates have increased to $1,604,805 from $1,359,359 in 1996. During the first quarter of 1997, the Partnership repaid all of the $779,993 balance of partnership administrative reimbursements outstanding at December 31, 1996. Such expenses were deferred beginning in 1995 to enable the Partnership to restore its balance of cash reserves. Decreased cash flow from operating activities is also attributable to the sale of Parkway Plaza during the third quarter of 1996 and to the sale of Cave Spring Corners during the second quarter of 1997.

The Partnership expended $854,102 for capital improvements during the first nine months of 1997, down significantly from the $1,856,588 expended during the same period of 1996. The Partnership has budgeted a total of $1.6 million of capital improvements for 1997. These additions are needed to maintain the competitiveness of the Partnership's properties in their respective markets and allow the Partnership to reduce the amount of repair and maintenance expenditures that would otherwise be incurred.

The sale of Cave Spring Corners provided a total of $2,175,892 for the Partnership, after the retirement of the Cave Spring Corners mortgage note. The Partnership also realized additional proceeds from the 1996 refinancing of the Spanish Oaks mortgage note. Part of the proceeds from this refinancing had been placed in escrow pending negotiations concerning the amount needed to retire the former Spanish Oaks mortgage note. The negotiations concluded this year with an additional $533,764 being paid to the Partnership. The Partnership used $2,000,000 of these funds to pay part of the Management Incentive Distribution due to the General Partner. As of September 30, 1997, the Partnership still owes approximately $1,427,377 of Management Incentive Distribution to the General Partner.

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

Short-term liquidity:

At September 30, 1997, the Partnership held cash reserves of $3,929,707, an increase of $1,269,028 from the balance at the end of 1996. Cash reserves of the Partnership have increased significantly from depressed levels at the end of 1994. The increased cash reserves of the Partnership have allowed the Partnership to resume payment of Partnership administrative reimbursements due to affiliates of the General Partner and payment of Management Incentive Distributions to the General Partner.

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

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the nine month period ended September 30, 1997 and 1996, net income of $1,883,750 and $34,265, respectively, were allocated to the General Partner. The limited partners received allocations of net income of $1,892,873 and $651,036 for the nine months ended September 30, 1997 and 1996, respectively.

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

       Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants intend to file a demurrer to the second consolidated and amended complaint on or before December 1, 1997.


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

         27.                      Financial  Data Schedule for the quarter ended
                                  September 30, 1997.

         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b) Reports on Form 8-K. There were no Form 8-K's file during the quarter ended September 30, 1997.

                         McNEIL REAL ESTATE FUND X, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                McNEIL REAL ESTATE FUND X, LTD.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner






November 13, 1997               By: /s/  Ron K. Taylor
-----------------                  ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                      Investors, Inc.
                                    (Principal Financial Officer)





November 13, 1997               By: /s/  Brandon K. Flaming
-----------------                  ---------------------------------------------
Date                                Brandon K. Flaming
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)