Form 10-K405
period 1997-12-31
MCNEIL REAL ESTATE FUND X LTD
filed 1998-03-30
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended     December 31, 1997
                                ------------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code      (972)  448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------   -------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

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

Documents Incorporated by Reference:  See Item 14, Page 44

                                TOTAL OF 48 PAGES

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

On December 14, 1979, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $67,500,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on July 17, 1980, with 135,000 Units sold at $500 each, or gross proceeds of $67,500,000 to the Partnership. The original general partners purchased an additional 200 Units for $100,000. Limited partners relinquished 220 Units between 1993 and 1996, leaving 134,980 Units outstanding at December 31, 1997.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1997, the Partnership owned nine income-producing properties as described in Item 2 - Properties.

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

Business Plan:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

Environmental Matters:

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

Other Information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $72 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $85.50 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1998, High River has purchased 8.8% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at the various properties. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

ITEM 2. PROPERTIES
------- ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1997. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable" and Note 6 - "Mortgage Notes Payable - Affiliate." See also Item 8 -
Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                                Net Basis                          1997           Date
Property              Description              of Property       Debt          Property Tax     Acquired
--------              -----------              -----------       ----          ------------     --------

Real Estate Investments:

Briarwood (1)         Apartments
Tucson, AZ            196 units            $      1,796,412   $   2,085,745    $   55,440         07/80

Coppermill (2)        Apartments
Tulsa, OK             544 units                   3,496,112       4,962,725        91,866         10/80

La Plaza              Office Building
Las Vegas, NV         105,500 sq. ft.             4,740,655       3,136,029        63,301         09/80

Lakeview Plaza        Retail Center
Lexington, KY         172,252 sq. ft.             3,488,111       3,119,519        74,252         07/80

Orchard (3)           Apartments
Lawrence, IN          378 units                   3,194,711       6,072,238       231,467         12/80

Quail Meadows (4)     Apartments
Wichita, KS           440 units                   4,036,535       5,754,137        69,133         06/80

Regency Park (5)      Apartments
Ft. Wayne, IN         226 units                   1,970,586       2,355,844       134,145         06/80

Sandpiper (6)         Apartments
Westminster, CO       360 units                   3,526,993       5,350,389        60,008         04/80

Spanish Oaks (7)      Apartments
San Antonio, TX       239 units                   2,316,311       3,932,977       124,223         08/80
                                            ---------------   -------------     ---------

                                           $     28,566,426  $   36,769,603    $  903,835
                                            ===============   =============     =========

----------------------------------------
Total:   Apartments  - 2,383 units
         Retail Center - 172,252 sq. ft.
         Office Building - 105,500 sq. ft.

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

(2)      Coppermill    Apartments   is   owned   by   Coppermill  Fund X Limited
         Partnership,  which is  wholly-owned by the Partnership.

(3) Orchard Apartments is owned by Orchard Fund X Limited Partnership, which is wholly-owned by the Partnership.

(4) Quail Meadows Apartments is owned by Quail Meadows Fund X Limited Partnership, which is wholly-owned by the Partnership.

(5)      Regency Park  Apartments is owned by Regency Park  Fund  X  Associates,
         L.P.  which  is  wholly-owned  by  the  Partnership   and  the  General
         Partner.

(6) Sandpiper Apartments is owned by Sandpiper Fund X Limited Partnership, which is wholly-owned by the Partnership.

(7) Spanish Oaks Apartments is owned by Spanish Fund X, Ltd., which is wholly-owned by the Partnership.

The following table sets forth the occupancy rates and rent per square foot of the Partnership's properties for each of the last five years:

                                        1997           1996            1995           1994          1993
                                    -------------  -------------  --------------  -------------  -------
Briarwood
   Occupancy Rate............             95%             84%            92%            99%             99%
   Rent Per Square Foot......           $9.57           $9.34          $9.91          $9.62           $8.58

Coppermill
   Occupancy Rate............             92%             89%            94%            92%             92%
   Rent Per Square Foot......           $6.01           $5.74          $5.46          $5.28           $4.99

La Plaza
   Occupancy Rate............             78%             88%            77%            97%             99%
   Rent Per Square Foot......          $13.06          $12.41         $10.10         $13.97          $12.56

Lakeview Plaza
   Occupancy Rate............             92%             99%            98%           100%            100%
   Rent Per Square Foot......           $5.26           $5.55          $4.71          $5.69           $5.35

Orchard
   Occupancy Rate............             86%             93%            98%            94%             93%
   Rent Per Square Foot......           $7.26           $7.40          $7.25          $6.95           $6.24

Quail Meadows
   Occupancy Rate............             97%             91%            94%            89%             77%
   Rent Per Square Foot......           $6.65           $6.21          $5.80          $5.62           $5.53

Regency Park
   Occupancy Rate............             87%             89%            92%            94%             89%
   Rent Per Square Foot......           $5.49           $5.19          $5.45          $5.09           $4.46

                                        1997           1996            1995           1994          1993
                                    -------------  -------------  --------------  -------------  -------

Sandpiper
   Occupancy Rate............             94%             96%            94%            95%             94%
   Rent Per Square Foot......           $9.83           $9.48          $9.29          $8.93           $8.33

Spanish Oaks
   Occupancy Rate............             94%             87%            90%            91%             96%
   Rent Per Square Foot......           $6.13           $6.17          $6.18          $5.97           $5.64


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

Competitive Conditions at Properties
------------------------------------

Briarwood Apartments
--------------------

Most of the tenants at Briarwood Apartments are students at nearby University of Arizona. Briarwood has an excellent location near the university and a bike route to the university. Due to the heavy student-tenant profile, occupancy at the property typically drops during the summer months, giving Briarwood an average occupancy rate four to five percentage points below market averages. After a two-year decline, the Tucson market began a recovery in the second half of 1997. Briarwood's year end occupancy rate improved to 95% at December 31, 1997, up from 84% a year earlier. New construction in the submarket has ceased, except for dormitory rooms being added by the University of Arizona. Briarwood's excellent location helps the property absorb market fluctuations better than most of its competitors.

Coppermill Apartments
---------------------

The average occupancy rate at Coppermill Apartments is 92%, slightly less than the local area average of 93 to 94%. Most properties in the immediate area, including Coppermill, were built by the same developer using identical floor plans. Thus, the local market is very price-sensitive. Management is working to differentiate Coppermill's units by upgrading interior fixtures and appliances. Major road work is expected to commence this summer in front of Coppermill. The road work is expected to completely block the two main entrances to the property. As a result, occupancy rates are expected to decrease as prospective and current tenants will find it difficult to get to the property. The road work is expected to last until the summer of 1999.

La Plaza Business Center
------------------------

The average occupancy rate for La Plaza Business Center was 85% for 1997. Year end occupancy fell to 78% after one tenant vacated its space in December. The Partnership plans an aggressive leasing program for 1998 aimed at increasing occupancy to 96% by year end. The Partnership continues to invest significant sums into capital improvements at La Plaza for tenant improvements, building code compliance, updating building interiors, and reconfiguring interior space. The investments will continue through 1998. The Partnership intends to fund the tenant improvements as lease negotiations proceed with new tenants. Demand for office space in Las Vegas is expected to be strong in 1998. New construction is aimed at the high-end of the market, and is not expected to compete with La Plaza.

Lakeview Plaza
--------------

Lakeview Plaza's ideal location and good curb appeal have served the property well. Over the past two years, there has been significant turnover amongst the property's tenants. One of the two anchor tenant spaces was sublet to two tenants in 1996. Several other tenants have vacated their space or have indicated that they will when their respective leases expire. The local market area appears to be strong, with several national retailers opening new stores or announcing plans for new stores in the Lexington area. There are several, newer competing properties in close proximity to Lakeview Plaza.

Orchard Apartments
------------------

Reflecting a soft Indianapolis-area market, occupancy at Orchard Apartments decreased during 1997. Continued first-time home buying in 1998 as well as continued new apartment construction is expected to keep occupancy rates depressed during the coming year. Rental revenue, as a result, will likely not increase significantly in 1998. Due to good curb appeal and a favorable local reputation, Orchard Apartments is able to command rental rates slightly in excess of its competitors.

Quail Meadows Apartments
------------------------

Quail Meadows Apartments is one of the nicer properties in the Wichita area. Both interiors and exteriors of the property are above average relative to the competition. Quail Meadows has maintained occupancy rates higher than market averages. The Wichita economy is thriving with record employment levels. Quail Meadows is expected to maintain strong occupancy rates, and to increase rental rates during 1998. Some new apartment construction is under way in the Wichita area, but no new construction is planned for Quail Meadows' submarket.

Regency Park Apartments
-----------------------

Occupancy rates at Regency Park Apartments have been negatively impacted by low interest rates and a strong single-family housing market. However, the capital improvements placed in service over the past several years have enabled Regency Park to be a solid performer in its market. The property competes with numerous properties, some of which are newer or have more appeal to prospective tenants. The rental market in the Ft. Wayne area, however, remains price sensitive. Improvements in operating results generally are coming through improved occupancy rather than rate increases.

Sandpiper Apartments
--------------------

Capital improvements placed in service since 1992 have allowed Sandpiper Apartments to repeatedly increase its base rental rates. Occupancy and rental rates are above market averages. There is significant new construction under development in the metropolitan area, but only minimal construction is expected in Sandpiper's submarket. A well-maintained Sandpiper should be able to maintain high occupancy rates as well as periodically increase rental rates.

Spanish Oaks Apartments
-----------------------

The average occupancy rate at Spanish Oaks Apartments has decreased to 90.5% during the past three years due to competition with new construction, older properties that have been renovated, and rate hikes at Spanish Oaks. Rental rates at Spanish Oaks remain below San Antonio market averages. The interiors at Spanish Oaks will need to be updated to allow the property to raise its rents to current market levels. Also of concern is the reliance upon personnel employed or stationed at Fort Sam Houston Army Base for many of the property's tenants.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1998 through 2007:

                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           -----------           -----------           ------           -----------
Real Estate Investments:
La Plaza
1998                         18                       17,494         $   269,244             21%
1999                          4                       13,826             252,306             20%
2000                          5                       27,452             422,928             33%
2001                         10                       20,728             326,356             26%
2002-2007                     0                            -                   -                -

Lakeview Plaza
1998                          4                       10,677              97,171             13%
1999                          2                        6,071              59,196              8%
2000                          3                        3,479              36,923              5%
2001                          1                        6,165              72,500             10%
2002                          0                            -                   -                -
2003                          1                        3,150              26,772              3%
2004                          2                      121,942             455,705             61%
2005-2007                     0                            -                   -              -


No residential tenant leases 10% or more of the available rental space of any residential property. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:


Nature of
Business                       Square Footage                                                  Lease
   Use                              Leased                        Annual Rent                Expiration
---------                      --------------                     -----------                ----------
La Plaza:
   Governmental agency              12,097                         $226,053                     1999

Lakeview Plaza:
   Discount department store        78,337                          253,000                     2004
   Grocery store                    43,605                          202,705                     2004


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

2) The First National Bank of Chicago, as Trustee Under That Certain Pooling and Servicing Agreement Dated as of December 1, 1995, for Resolution Trust Corporation Commercial Mortgage Pass-Through Certificates, Series 1995-C2
     v. McNeil Real Estate Fund X, Ltd., McNeil Partners, L.P. and McNeil Investors, Inc. - U.S. District Court, Northern District of Dallas, Dallas Division; Civil Action No. 33-96CV3198-D; and District Court, Dallas County, Texas, F-116th Judicial District; Case No.: 96-13066(P96014).

     The Plaintiffs are the holder of a certain Second Lien Wraparound Promissory Note ("Wraparound Note") secured by the Spanish Oaks Apartments. This action involves a dispute of the principal payoff amount on the Wraparound Note. The Plaintiffs contend that the payoff balance is $3,399,592; however, the Partnership has calculated the payoff balance to be significantly less. On January 26, 1996, the Partnership refinanced the Spanish Oaks Apartments. At that time, the $3,399,592 was escrowed with the American Title Company. The Plaintiffs claim that pursuant to the terms of the Wraparound Note, the Partnership owes the entire escrowed balance. The parties have been ordered to mediation before July 28, 1997. However, settlement was reached in this matter with $3,046,000 being paid to the Plaintiffs. A Compromise and Settlement Agreement and Release dated June 26, 1997 has been signed by all parties. An Order of Dismissal with prejudice was entered by the Judge.

For discussion of the Southmark bankruptcy, see Item 1 - Business.

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

(B)       Title of Class                    Number of Record Unit Holders

          Limited partnership units         6,323 as of January 31, 1998

(C) No distributions were paid to the limited partners in 1997 or 1996. During the last week of March 1998, the Partnership distributed $4,500,000 to limited partners of record as of March 1, 1998. The Partnership accrued distributions of $981,440 and $1,048,667 for the benefit of the General Partner for the years ended December 31, 1997 and 1996, respectively. These distributions are the Management Incentive Distribution ("MID") pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." See
          Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the likelihood that the Partnership will continue distributions to the limited partners.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                                Years Ended December 31,
Operations                              1997           1996            1995           1994            1993
------------------                 --------------  -------------  --------------  -------------  -------------
Rental revenue...............      $   15,471,277  $  16,089,109   $  16,878,076   $ 17,375,904  $  16,217,889
Gain on involuntary
 conversion..................              65,800        285,127               -              -        268,434
Gain on sales of real estate.           3,063,438        353,389       3,183,698              -              -
Total revenue................          18,829,962     16,853,542      20,258,594     17,428,487     16,542,802
Income (loss) before
 extraordinary items.........           3,636,976        872,382       2,193,164     (1,199,904)    (1,693,057)
Extraordinary items..........             518,495        269,596               -        292,539     (1,078,519)
Net income (loss)............           4,155,471      1,141,978       2,193,164       (907,365)    (2,771,576)

Net income (loss) per
 limited partnership unit:
Income (loss) before
 extraordinary items........      $         14.99  $        6.14   $       15.43   $     (10.25)  $     (15.62)
Extraordinary items.........                 2.14           1.90               -           2.06          (7.58)
                                   --------------   ------------    ------------    -----------    -----------
Net income (loss)...........      $         17.13  $        8.04   $       15.43   $      (8.19)  $     (23.20)
                                   ==============   ============    ============    ===========    ===========

                                                                As of December 31,
Balance Sheets                          1997           1996            1995           1994           1993
--------------                      -------------  -------------  --------------  -------------  -------------
Real estate investments, net...    $   28,566,426  $  30,257,120   $  36,699,530   $ 37,024,893  $  45,705,474
Assets held for sale...........                 -      5,308,731       2,237,733      7,215,032              -
Total assets...................        37,112,416     41,407,352      43,638,649     48,379,933     50,632,244
Mortgage notes payable, net....        36,769,603     42,412,292      44,454,316     52,078,850     54,484,455
Partners' deficit..............        (3,046,025)    (6,220,056)     (6,313,367)    (7,442,274)    (5,900,107)

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership sold the following properties during the five year period ended December 31, 1997.

          Property                                        Date Sold
          --------                                        ---------

        Iberia Plaza                                 December 12, 1997
        Cave Springs Corners                         June 5, 1997
        Parkway Plaza                                September 18, 1996
        The Courts Apartments                        September 14, 1995

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1997, the Partnership owned seven apartment buildings, one retail shopping center and one office building. All of the Partnership's properties are subject to mortgage indebtedness.

The Partnership sold two retail shopping centers during 1997, Cave Spring Corners, located in Roanoke, Virginia, and Iberia Plaza, located in New Iberia, Louisiana. The decision to sell the properties was influenced by the General Partner's belief that the appreciation potential of the two properties was limited, the impending maturities of the mortgage notes secured by the two properties, and by the Partnership's announced plan to liquidate its real estate by December 2001. The Partnership recorded a $3,063,438 gain on the sale of the two properties. Net proceeds from the sales, after repayment of the related mortgage notes, amounted to $3,679,598. The net proceeds from the sale were added to the Partnership's balance of cash reserves.

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note. The Partnership obtained a 3-year, $2,336,029 mortgage note from McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII"). Fund XXVII is an affiliate of the General Partner. The new mortgage note bears interest at a variable rate equal to 1% plus the prime lending rate (9.5% at December 31, 1997). No net proceeds were realized from the refinancing. On August 1, 1997, the Partnership and Fund XXVII agreed to amend the new mortgage note by increasing the principal amount by $800,000. The additional $800,000 was used to repay the Lakeview Plaza second mortgage note, which was also due to Fund XXVII.

On June 26, 1997, the Partnership resolved litigation regarding the disputed pay-off amount on the former Spanish Oaks mortgage note. The mortgage note had been refinanced in 1996, but the proceeds from the refinancing were placed in escrow until a dispute regarding the exact repayment amount could be resolved. In 1997, the Partnership and the holder of the former mortgage note agreed to settle the dispute for a cash payment of $3,046,000. All remaining escrowed funds and interest thereon, in the amount of $602,961, were released to the Partnership. In connection with this refinancing, the Partnership recognized an extraordinary gain on the extinguishment of debt of $518,495 and $269,596 in 1997 and 1996, respectively.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996

Revenue:

Rental revenue decreased $617,832 or 3.8% for 1997 as compared to 1996. However, after excluding the effects of Cave Spring Corners, sold June 5, 1997, and Parkway Plaza, sold September 18, 1996, rental revenue at the remainder of the Partnership's properties increased $371,359 or 2.5% in 1997 as compared to 1996. Of the Partnership's nine remaining properties, rental revenue increased at six properties, was unchanged at one property, and decreased at two properties.

Due to strong local markets, four of the Partnership's properties, Quail Meadows Apartments, Regency Park Apartments, Sandpiper Apartments and La Plaza Office Building, were able to increase both rental rates and decrease vacancy losses. Increased rental revenue at these four properties ranged from 3.7% to 6.6%. Coppermill Apartments was also able to increase its rental rates, but the increased rental rates were partially offset by an increase in vacancy losses. The Tulsa property recorded a net increase in rental revenue of 4.6%. Briarwood Apartments also increased its rental revenue, but the 2.5% increase in rental revenue at the Tucson property was the result of decreased vacancy losses partially offset by decreased rental rates.

Increased rental rates at Spanish Oaks Apartments were offset by increases in discounts and concessions and by increased vacancy losses, resulting in an $8,773 decrease in rental revenue in 1997 as compared to 1996. Increased vacancy losses at Orchard Apartments, reflecting strong competitive pressures in the Indianapolis market, resulted in a 1.9% decrease in rental revenue. Decreased reimbursements for common area maintenance and property taxes, as well as decreased contingent rents resulted in a 5.3% decrease in rental revenue at Lakeview Plaza.

Interest revenue increased 82% to $229,447 in 1997 as the Partnership had increased amounts of cash reserves invested in interest-bearing accounts as compared to 1996.

The Partnership also reported $3,063,438 in gains on the sale of Cave Spring Corners and Iberia Plaza. In 1996, the Partnership reported a $353,389 gain on the sale of Parkway Plaza. Another non-recurring revenue item was the gain on involuntary conversion related to a fire at Regency Park Apartments. The gain amounted to $350,927, of which $65,800 was recognized in 1997, and $285,127 was recognized in 1996.

Expenses:

Total Partnership expenses decreased $788,174 or 4.9% in 1997 as compared to 1996. However, after excluding expenses related to Cave Spring Corners and Parkway Plaza, which were sold during the course of 1997 and 1996, Partnership expenses decreased $94,415 or 0.6%, in 1997 as compared to 1996. Iberia Plaza expenses are not excluded because Iberia Plaza was sold on December 12, 1997; essentially, a full year of Iberia Plaza expenses is included in 1997's figures. Interest paid to affiliates increased, while interest, general and administrative and general and administrative expenses paid to affiliates decreased.

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note due to an unaffiliated party with a $2,336,029 mortgage note due to an affiliate of the General Partner. The transfer of the La Plaza mortgage note from non-affiliate to affiliate status accounts for the $185,870 increase in interest expense due to affiliates as well as a $195,892 decrease in interest due to non-affiliates. The 1997 sales of Cave Spring Corners and Iberia Plaza, and the 1996 sale of Parkway Plaza resulted in a $419,723 decrease in interest expense. The remainder of the $716,788 decrease in interest expense results from regular monthly amortization of the Partnership's mortgage notes which gradually reduces the interest expense of the Partnership over time.

General and administrative expenses decreased $124,699 or 29% in 1997 as compared to 1996. Expenses relating to unsolicited tender offers cost the Partnership $263,124 in 1996. Such expenses for 1997 decreased to only $20,849. Legal expenses increased $106,250 in 1997 as compared to 1996. $67,795 of the increase was attributable to costs incurred to litigate and settle a lawsuit regarding management of Briarwood Apartments. Also, investor relation services that had previously been provided by an affiliate of the General Partner were provided by an independent vendor in 1997. Such costs increased general and administrative expenses by $30,148 in 1997, and correspondingly, accounted for much of the $58,021 or 13.5% decrease in general and administrative expenses paid to affiliates.

On June 26, 1997, the Partnership and the former Spanish Oaks mortgage note holder agreed to settle their dispute regarding the correct payoff amount of the former Spanish Oaks mortgage note that was refinanced during 1996. As a result of the settlement, the Partnership received $602,961, which after appropriate deductions for costs and related interest revenue, was recorded as a $518,495 extraordinary gain on extinguishment of debt.

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

Rental revenue increased at four of the Partnership's seven residential properties. All of the residential properties increased base rental rates by small amounts except for Quail Meadows Apartments. The increases in base rental rates averaged 2.6%. Although Quail Meadows Apartments did not increase its base rental rates, an increase in average occupancy rates resulted in the Wichita property reporting the largest net increase in rental revenue of the Partnership's seven residential properties. Coppermill also reported an increase in average occupancy rates. Rate hikes at Orchard Apartments and Sandpiper Apartments were partially offset by decreased average occupancy rates. The decrease in occupancy at Briarwood Apartments more than offset a small rental rate increase. The Tucson property was competing in a soft market where new construction was not being fully absorbed. Rental revenue at Regency Park Apartments was adversely affected by a fire that destroyed 16 units, and the following reconstruction. Rental revenue was essentially unchanged at Spanish Oaks Apartments in 1996 compared to 1995.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three year period ended December 31, 1997, cash provided by the Partnership's operating activities totaled $10,350,875. Despite the sale of Cave Spring Corners and Iberia Plaza in 1997, and Parkway Plaza in 1996, cash flow from operating activities increased 4.9% in 1997 as compared to 1996.

The sale of Cave Spring Corners and Iberia Plaza in 1997 provided cash proceeds of $8,530,207; however, $4,850,609 of that amount was used to retire the Cave Spring Corners and Iberia Plaza mortgage notes. The net sales proceeds were added to the Partnership's cash reserves. See Income Allocations and Distributions below.

The Partnership continues to invest substantial resources into capital improvements at its properties. A total of $6,707,804 of improvements have been added to the Partnership's properties over the past three years. $518,922 of the improvements were reimbursed to the Partnership by its insurance carrier as a result of a fire that destroyed 16 units at Regency Park Apartments. An additional $1.6 million of capital improvements are budgeted for 1998.

On February 28, 1997, the Partnership resolved the impending maturity of the La Plaza mortgage note by obtaining a $2,336,029 mortgage note from an affiliate of the General Partner. The new mortgage note bears interest at a variable rate currently equal to 9.5%, a decrease from the 10.125% interest rate of the former mortgage note. Payments on the new mortgage note are interest-only. On August 1, 1997, the Partnership amended the La Plaza mortgage note by increasing the principal balance by $800,000. The $800,000 proceeds were used to retire the $800,000 second mortgage note secured by Lakeview Plaza which matured on August 1, 1997. The Partnership did not realize any net cash proceeds from these financing transactions. The Partnership's next maturing mortgage note, the Coppermill mortgage note, does not mature until January 2002.

MID payments to the General Partner, which had been suspended since the beginning of 1994, were resumed during 1997. The Partnership paid $2,000,000 of MID to the General Partner in 1997. See short-term liquidity below.

Short-term liquidity:

At December 31, 1997, the Partnership held cash and cash equivalents of $5,755,976, up $3,095,297 from the balance at the end of 1996. Cash reserves of the Partnership have increased significantly from the depressed levels at the end of 1994. The General Partner is continuing to take steps to increase the Partnership's liquidity. Some of these steps are discussed in the following paragraphs.

Over the past three years, the Partnership has invested large amounts of funds in capital improvements at the Partnership's properties. Although significant challenges remain, total capital expenditures for 1998 are expected to decrease from the average amount expended in each of the past three years. The Partnership's capital improvement budget for 1998 amounts to $1.6 million. The largest capital projects of the Partnership will be concentrated at La Plaza Office Building as the property undergoes refurbishment to allow it to take advantage of a strong Las Vegas market.

Beginning in 1994, the General Partner deferred collection of the MID. Because of the Partnership's improving cash position, MID payments were resumed in 1997. A MID payment of $2,000,000 was paid to the General Partner during 1997. As of December 31, 1997, $1,696,360 of MID remains accrued but unpaid. The General Partner anticipates additional MID payments during 1998 if the Partnership's properties continue to perform as anticipated.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $6.7 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. The General Partner has budgeted an additional $1.6 million of capital improvements for 1998. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of the cumulative amount of MID paid for which no income allocation has previously been made. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for each of the three years in the period ended December 31, 1997, net income of $1,843,741, $57,099 and $109,658, respectively, was allocated to the General Partner. The limited partners were allocated net income of $2,311,730, $1,084,879 and $2,083,506 for each of the three years in the period ended December 31, 1997, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. In the last week of March 1998, the General Partner distributed $4,500,000 to limited partners of record as of March 1, 1998. Payments of MID were resumed in 1997. Such payments had been suspended since the beginning of 1994. The Partnership paid $2,000,000 of MID in 1997 to the General Partner. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners and MID payments to the General Partner.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                                                                                                      Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       19

   Balance Sheets at December 31, 1997 and 1996...................................                       20

   Statements of Operations for each of the three years in the
      period ended December 31, 1997..............................................                       21

   Statements of Partners' Equity (Deficit) for each of the three
      years in the period ended December 31, 1997.................................                       22

   Statements of Cash Flows for each of the three years in the
      period ended December 31, 1997..............................................                       23

   Notes to Financial Statements..................................................                       25

   Financial Statement Schedule:

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       39




All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund X, Ltd.:


We have audited the accompanying balance sheets of McNeil Real Estate Fund X, Ltd. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund X, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 20, 1998

                         McNEIL REAL ESTATE FUND X, LTD.

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                      -------------------------------------
                                                                           1997                  1996
                                                                      ----------------     ----------------

ASSETS
------
Real estate investments:
   Land.....................................................           $     8,836,046      $    8,836,046
   Buildings and improvements...............................                72,544,744          71,110,263
                                                                        --------------       -------------
                                                                            81,380,790          79,946,309
   Less:  Accumulated depreciation and amortization.........               (52,814,364)        (49,689,189)
                                                                        --------------       -------------
                                                                            28,566,426          30,257,120

Assets held for sale........................................                         -           5,308,731

Cash and cash equivalents...................................                 5,755,976           2,660,679
Cash segregated for security deposits.......................                   358,396             301,259
Accounts receivable.........................................                   356,496             575,995
Prepaid expenses and other assets...........................                   212,031             329,136
Escrow deposits.............................................                   816,017             802,841
Deferred borrowing costs, net of accumulated
   amortization of $452,021 and $438,719 at
   December 31, 1997 and 1996, respectively.................                 1,047,074           1,171,591
                                                                        --------------       -------------

                                                                       $    37,112,416      $   41,407,352
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    33,633,574      $   41,612,292
Mortgage notes payable - affiliate..........................                 3,136,029             800,000
Accounts payable............................................                    76,689              61,356
Accrued property taxes......................................                   470,105             530,973
Accrued interest............................................                   244,393             309,977
Accrued interest - affiliate................................                    24,977               6,625
Other accrued expenses......................................                   296,729             309,981
Payable to affiliates - General Partner.....................                 1,858,835           3,555,343
Deferred gain on involuntary conversion.....................                         -              65,800
Security deposits and deferred rental revenue...............                   417,110             375,061
                                                                        --------------       -------------
                                                                            40,158,441          47,627,408
                                                                        --------------       -------------

Partners' equity (deficit)
   Limited partners - 135,200  limited  partnership units
     authorized;  134,980 limited partnership units
     outstanding at December 31, 1997 and 1996,
     respectively...........................................                 1,607,681            (704,049)
   General Partner..........................................                (4,653,706)         (5,516,007)
                                                                        --------------       -------------
                                                                            (3,046,025)         (6,220,056)

                                                                       $    37,112,416      $   41,407,352
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                  -----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue...........................       $   15,471,277     $   16,089,109    $    16,878,076
   Interest.................................              229,447            125,917            105,303
   Gain on sales of real estate.............            3,063,438            353,389          3,183,698
   Gain on involuntary conversion...........               65,800            285,127                  -
   Gain on legal settlement.................                    -                  -             91,517
                                                    -------------      -------------     --------------
     Total revenue..........................           18,829,962         16,853,542         20,258,594
                                                    -------------      -------------     --------------

Expenses:
   Interest.................................            3,488,193          4,204,981          4,980,917
   Interest - affiliate.....................              260,785             74,915             78,822
   Depreciation and amortization............            3,125,175          3,232,454          3,567,913
   Property taxes...........................              978,796          1,035,988          1,010,754
   Personnel expenses.......................            1,740,917          1,694,914          1,950,309
   Utilities................................            1,267,432          1,231,498          1,368,713
   Repairs and maintenance..................            1,869,523          1,879,831          2,100,763
   Property management fees -
     affiliates.............................              765,290            791,081            846,482
   Other property operating expenses........            1,023,196            979,099          1,119,336
   General and administrative ..............              300,606            425,305            370,824
   General and administrative -
     affiliates.............................              373,073            431,094            670,597
                                                    -------------      -------------     --------------
     Total expenses.........................           15,192,986         15,981,160         18,065,430
                                                    -------------      -------------     --------------

Income before extraordinary items...........            3,636,976            872,382          2,193,164
Extraordinary items.........................              518,495            269,596                  -
                                                    -------------      -------------     --------------

Net income..................................       $    4,155,471     $    1,141,978    $     2,193,164
                                                    =============      =============     ==============

Net income allocated to limited
   partners.................................       $    2,311,730     $    1,084,879    $     2,083,506
Net income allocated to General
   Partner..................................            1,843,741             57,099            109,658
                                                    -------------      -------------     --------------

Net income..................................       $    4,155,471     $    1,141,978    $     2,193,164
                                                    =============      =============     ==============

Net income per limited partnership unit:
   Income before extraordinary items........       $        14.99     $         6.14    $         15.43
   Extraordinary items......................                 2.14               1.90                  -
                                                    -------------      -------------     --------------
   Net income per limited partnership
     unit...................................       $        17.13     $         8.04    $         15.43
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1997, 1996 and 1995


                                                                                                        Total
                                                                                                      Partners'
                                                           General               Limited               Equity
                                                           Partner              Partners              (Deficit)
                                                      ----------------      ---------------     -----------------
Balance at December 31, 1994................          $    (3,569,840)      $   (3,872,434)     $     (7,442,274)

Net income..................................                  109,658            2,083,506             2,193,164

Management Incentive Distribution...........               (1,064,257)                   -            (1,064,257)
                                                       --------------        -------------        --------------

Balance at December 31, 1995................               (4,524,439)          (1,788,928)           (6,313,367)

Net income..................................                   57,099            1,084,879             1,141,978

Management Incentive Distribution...........               (1,048,667)                   -            (1,048,667)
                                                       --------------        -------------        --------------

Balance at December 31, 1996................               (5,516,007)            (704,049)           (6,220,056)

Net income..................................                1,843,741            2,311,730             4,155,471

Management Incentive Distribution...........                 (981,440)                   -              (981,440)
                                                       --------------        -------------        --------------

Balance at December 31, 1997................          $    (4,653,706)      $    1,607,681       $    (3,046,025)
                                                       ==============        =============        ==============


                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   ---------------    ---------------   ---------------
Cash flows from operating activities:
   Cash received from tenants..................    $   15,431,085     $   16,001,867    $    16,953,669
   Cash paid to suppliers......................        (6,146,043)        (6,361,556)        (6,541,879)
   Cash paid to affiliates.....................        (1,816,311)        (1,622,989)          (846,113)
   Interest received...........................           229,447            125,917            105,303
   Interest paid...............................        (3,331,353)        (3,904,205)        (4,593,039)
   Interest paid to affiliate..................          (242,433)           (74,915)           (77,403)
   Gain on legal settlement....................                 -                  -             91,517
   Property taxes paid and escrowed............          (943,837)        (1,132,168)          (953,686)
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..................................         3,180,555          3,031,951          4,138,369
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate investments
     and assets held for sale .................        (1,440,625)        (2,328,129)        (2,939,050)
   Proceeds from sale of real estate...........         8,530,207          2,958,375          7,905,804
   Insurance proceeds for fire damage..........            96,303            422,619                  -
                                                    -------------      -------------    ---------------
Net cash provided by investing
   activities..................................         7,185,885          1,052,865          4,966,754
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Net proceeds from refinancing
     mortgage note payable.....................           518,495            600,408                  -
   Repayment of mortgage note payable..........        (2,373,955)                 -                  -
   Repayment of mortgage note payable -
     affiliate.................................          (800,000)                 -                  -
   Proceeds from mortgage note
     payable - affiliate.......................         3,136,029                  -                  -
   Retirement of mortgage notes due to
     sales of real estate......................        (4,850,609)        (2,544,466)        (6,616,231)
   Principal payments on mortgage notes
     payable...................................          (901,103)        (1,036,077)        (1,184,440)
   Reduction of mortgage note payable..........                 -           (132,959)                 -
   Management Incentive Distribution
     paid......................................        (2,000,000)                 -                  -
   Deferred borrowing costs paid...............                 -           (124,637)           (65,447)
                                                    -------------      -------------     --------------

Net cash used in financing activities..........        (7,271,143)        (3,237,731)        (7,866,118)
                                                    -------------      -------------     --------------

Net increase in cash and cash
   equivalents..............................            3,095,297            847,085          1,239,005
Cash and cash equivalents at
   beginning of year........................            2,660,679          1,813,594            574,589
                                                    -------------      -------------     --------------
Cash and cash equivalents at
   end of year..............................       $    5,755,976     $    2,660,679    $     1,813,594
                                                    =============      =============     ==============

See discussion of noncash investing and financing activity in Note 7 - "Sales of Real Estate," Note 8 "Refinancing of Mortgage Notes," Note 9 - "Gain on Extinguishment of Debt" and Note 10 - "Gain on Involuntary Conversion."

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                         1997               1996               1995
                                                   --------------     ---------------   ---------------
Net income.................................        $    4,155,471     $     1,141,978   $     2,193,164
                                                    -------------      --------------    --------------

Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization...........             3,125,175          3,232,454          3,567,913
   Amortization of deferred borrowing
     costs.................................               118,853            132,377            146,047
   Amortization of discounts on
     mortgage notes payable................               103,571            144,886            176,137
   Gain on sales of real estate............            (3,063,438)          (353,389)        (3,183,698)
   Gain on involuntary conversion..........               (65,800)          (285,127)                 -
   Extraordinary items.....................              (518,495)          (269,596)                 -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................               (57,137)            16,575             93,211
     Accounts receivable...................                73,428           (102,151)            57,773
     Prepaid expenses and other
       assets..............................                64,021              3,529             32,627
     Escrow deposits.......................               (13,176)          (182,808)           365,109
     Accounts payable......................                15,333           (125,429)            55,929
     Accrued property taxes................               (60,868)             8,022            (50,500)
     Accrued interest......................               (65,584)            23,513             65,694
     Accrued interest - affiliate..........                18,352                  -              1,419
     Other accrued expenses................               (13,252)            58,101             11,029
     Payable to affiliates - General
       Partner.............................              (677,948)          (400,814)           670,966
     Security deposits and deferred
       rental revenue......................                42,049            (10,170)           (64,451)
                                                    -------------      -------------     --------------
       Total adjustments...................              (974,916)         1,889,973          1,945,205
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $    3,180,555     $    3,031,951    $    4,138,369
                                                    =============      =============     =============


                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1997, the Partnership owned nine income-producing properties as described in Note 4 - "Real Estate Investments."

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

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

The Partnership's financial statements include the accounts of the tier limited partnerships listed on the following page. These single asset tier limited partnerships were formed to accommodate the refinancing of the respective properties. The Partnership's and the General Partner's ownership interests in each tier limited partnership are detailed below. The Partnership retains effective control of each tier limited partnership. The General Partner's minority interest is not presented as it is both negative and immaterial.


                                                                            % of Ownership Interest
     Tier Partnership                                                  Partnership     General Partner
                                                                       -----------     ---------------
     Briarwood Fund X Limited Partnership (a).....................           100                -
     Coppermill Fund X Limited Partnership (a)....................           100                -
     Orchard Fund X Limited Partnership (a).......................           100                -
     Quail Meadows Fund X Limited Partnership (a).................           100                -
     Regency Park Fund X Associates, L.P. ........................            99                1
     Sandpiper Fund X Limited Partnership (a).....................           100                -
     Spanish Fund X, Ltd. (a) (b).................................           100                -

(a) The general partner of these limited partnerships is a corporation whose stock is 100% owned by the Partnership.

(b)  Spanish Fund X, Ltd. commenced business activity on January 26, 1996.

The financial statements also include the accounts of the Partnership and its 99% interest in the assets, liabilities and operations (through September 14, 1995) of Courts Fund X Associates, L.P., the tier limited partnership that owned The Courts Apartments. The General Partner owned the remaining 1% of Courts Fund X Associates, L.P.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of various mortgage indebtedness agreements. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and property replacements. Carrying amounts for escrow deposits approximate fair value.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996 and 1995 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a)    first, to the General Partner, an amount equal to the MID, and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

No distributions were made to the limited partners in 1997, 1996 or 1995. The Partnership paid or accrued distributions of $981,440, $1,048,667 and $1,064,257 for the benefit of the General Partner for the years ended December 31, 1997, 1996 and 1995, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts. The Partnership plans to distribute approximately $4,500,000 to the limited partners in March 1998.

Net Income Per Limited Partnership Unit
---------------------------------------

Net income per Unit is computed by dividing net income allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 134,980 Units outstanding in 1997 and 1996, and 135,030 Units outstanding in 1995.

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

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. During 1997, 1996 and 1995, no Units were issued as payment for the MID.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which, under policies of prior management, had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment does have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of the base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect MID for 1997, 1996 or 1995 as the Entitlement Amount was sufficient to pay the MID notwithstanding the amendment to the capitalization policy.

Any amount of MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------    ---------------
Property management fees -
   affiliates...............................       $      765,290     $      791,081    $       846,482
Interest - affiliates.......................              260,785             74,915             78,822
Charged to general and
   administrative - affiliates:
   Partnership administration...............              373,073            431,094            670,597
                                                    -------------      -------------     --------------

                                                   $    1,399,148     $    1,297,090    $     1,595,901
                                                    =============      =============     ==============

Charged to General Partner's equity (deficit):
   Management Incentive Distribution........       $      981,440     $    1,048,667    $     1,064,257
                                                    =============      =============     ==============

Payable to affiliates - General Partner at December 31, 1997 and 1996 consists of MID, reimbursable costs and property management fees which are due and payable from current operations. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts.

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

The  Partnership's  net assets and liabilities for tax purposes exceeded the net
assets  and  liabilities  for  financial   reporting  purposes  by  $14,157,196,
$14,833,249 and $13,571,531 at December 31, 1997, 1996 and 1995, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments held at December 31, 1997 and 1996 are set forth in the following tables:

                                                   Buildings and       Accumulated           Net Book
       1997                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ---------------
Briarwood
   Tucson, AZ                  $      489,437      $    5,260,242      $   (3,953,267)    $     1,796,412
Coppermill
   Tulsa, OK                        1,176,980          12,388,116         (10,068,984)          3,496,112
La Plaza
   Las Vegas, NV                    2,761,442           6,808,333          (4,829,120)          4,740,655
Lakeview Plaza
   Lexington, KY                    1,554,404           7,413,258          (5,479,551)          3,488,111
Orchard
   Lawrence, IN                       366,938           9,648,427          (6,820,654)          3,194,711
Quail Meadows
   Wichita, KS                        754,551          11,190,367          (7,908,383)          4,036,535
Regency Park
   Ft. Wayne, IN                      280,131           5,521,015          (3,830,560)          1,970,586
Sandpiper
   Westminster, CO                    866,107           8,045,866          (5,384,980)          3,526,993
Spanish Oaks
   San Antonio, TX                    586,056           6,269,120          (4,538,865)          2,316,311
                                -------------       -------------       -------------       -------------

                               $    8,836,046      $   72,544,744      $  (52,814,364)     $   28,566,426
                                =============       =============       =============       =============

                                                   Buildings and       Accumulated           Net Book
       1996                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ---------------
Briarwood                      $      489,437      $    5,200,658      $   (3,713,986)     $    1,976,109
Coppermill                          1,176,980          12,154,046          (9,474,539)          3,856,487
La Plaza                            2,761,442           6,639,931          (4,463,195)          4,938,178
Lakeview Plaza                      1,554,404           7,281,188          (5,263,530)          3,572,062
Orchard                               366,938           9,383,201          (6,471,474)          3,278,665
Quail Meadows                         754,551          10,985,448          (7,469,583)          4,270,416
Regency Park                          280,131           5,411,821          (3,575,795)          2,116,157
Sandpiper                             866,107           7,868,920          (5,029,650)          3,705,377
Spanish Oaks                          586,056           6,185,050          (4,227,437)          2,543,669
                                -------------       -------------       -------------       -------------

                               $    8,836,046      $   71,110,263      $  (49,689,189)     $   30,257,120
                                =============       =============       =============       =============


During 1994, the General Partner placed The Courts Apartments and Parkway Plaza on the market for sale. The Courts Apartments was sold on September 14, 1995. Parkway Plaza was sold on September 18, 1996. On October 1, 1996, the General Partner placed Cave Spring Corners and Iberia Plaza on the market for sale. Cave Spring Corners and Iberia Plaza were classified as assets held for sale at
December 31, 1996, with net book values of $2,257,480 and $3,051,251, respectively. The Partnership sold Cave Spring Corners on June 5, 1997. The Partnership sold Iberia Plaza on December 12, 1997. See Note 7 - "Sales of Real Estate."

The results of operations for the assets held for sale at December 31, 1996 were $339,909, $210,456 and $57,425 for the years ended December 31, 1997, 1996 and
1995, respectively. Results of operations are operating revenues less operating expenses including depreciation and interest expense.

The Partnership leases its commercial properties under various non-cancelable operating leases. In most cases, the Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases. Future minimum rents to be received from commercial properties as of December 31, 1997, are as follows:

       1998......................................          $   1,722,801
       1999......................................              1,651,406
       2000......................................              1,202,487
       2001......................................                679,291
       2002......................................                482,477
       Thereafter................................                893,514
                                                            ------------

                                                           $   6,631,976
                                                            ============

Future minimum rents do not include contingent rents based on sales volume of tenants. Contingent rents amounted to $41,589, $199,927 and $86,571 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. The expense reimbursements amounted to $192,430, $307,372 and $177,095 for the years ended December 31, 1997, 1996 and 1995, respectively. These contingent rents and expense reimbursements, including amounts for assets held for sale, are included in rental revenue on the Statements of Operations.

The   Partnership's   real  estate   investments   are  encumbered  by  mortgage
indebtedness as discussed in Note 5 - "Mortgage Notes Payable" and Note 6 - "Mortgage Notes Payable - Affiliate."

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes payable of the Partnership at December 31, 1997 and 1996. All mortgage notes payable are secured by the Partnership's real estate assets.

                           Mortgage         Annual            Monthly
                             Lien          Interest          Payments/                    December 31,
Property                 Position (a)       Rates %        Maturity Date           1997                1996
--------                --------------      -------    --------------------   ---------------     --------------
Briarwood (b)           First                 8.150       $18,340  07/03 (f)  $     2,127,234     $    2,172,124
                        Discount (e)                                                  (41,489)           (47,482)
                                                                                -------------      -------------
                                                                                    2,085,745          2,124,642
                                                                                -------------      -------------
Cave Spring
   Corners              First                 9.500        27,958  06/98                    -          3,077,041
                                                                                -------------     --------------

Coppermill              First                10.405        45,800  01/02 (f)        4,962,725          4,994,151
                                                                                -------------     --------------


Iberia Plaza            First                 9.250       $27,137  11/98      $             -    $     1,944,704
                        Discount (e)                                                        -            (85,774)
                                                                                -------------     --------------
                                                                                            -          1,858,930
                                                                                -------------     --------------

La Plaza (c)            First                10.125        31,386    03/97                  -          2,396,381
                                                                                -------------     --------------

Lakeview Plaza          First                 9.125        38,815    06/08          3,119,519          3,291,999
                                                                                -------------     --------------

Orchard (b)             First                 8.150        53,393    07/03 (f)      6,193,025          6,323,712
                        Discount (e)                                                 (120,787)          (138,227)
                                                                                -------------     --------------
                                                                                    6,072,238          6,185,485
                                                                                -------------     --------------

                           Mortgage         Annual            Monthly
                             Lien          Interest          Payments/                    December 31,
Property                 Position (a)       Rates %        Maturity Date           1997                1996
--------                --------------      -------    --------------------   ---------------     --------------
Quail Meadows (b)       First                 8.150       $50,634    07/03 (f) $    5,873,015     $    5,996,949
                        Discount (e)                                                 (118,878)          (124,824)
                                                                                -------------      -------------
                                                                                    5,754,137          5,872,125
                                                                                -------------      -------------

Regency Park            First                 8.375        23,382    10/17          2,710,189          2,761,437
                        Discount (e)                                                 (354,345)          (370,643)
                                                                                -------------     --------------
                                                                                    2,355,844          2,390,794
                                                                                -------------     --------------

Sandpiper (b)           First                 8.150        47,046    07/03 (f)      5,456,817          5,571,968
                        Discount (e)                                                 (106,428)          (121,927)
                                                                                -------------     --------------
                                                                                    5,350,389          5,450,041
                                                                                -------------     --------------

Spanish Oaks (d)        First                 7.710        28,546    01/03 (f)      3,932,977          3,970,703
                                                                                -------------     --------------

                                                                              $    33,633,574    $    41,612,292
                                                                                =============     ==============

(a)    The debt is non-recourse to the Partnership.

(b) Financing was obtained under the terms of a Real Estate Mortgage Investment Conduit financing. The mortgage notes payable are cross-collateralized and may not be prepaid in whole or part before July 1998. Any prepayments made during the sixth or seventh loan years are subject to a Yield Maintenance premium, as defined. Additionally, the Partnership must pay a release payment equal to 25% of the prepaid balance which will be applied to the remaining mortgage notes in the collateral pool.

(c) On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note from an affiliate of the General Partner. See Note 6 - "Mortgage Note Payable - Affiliate."

(d) The Partnership refinanced the Spanish Oaks mortgage note on January 26, 1996. See Note 8 - "Refinancing of Mortgage Notes."

(e) The discount for the Iberia Plaza mortgage note was based on an effective interest rate of 12%. The discount for the Regency Park mortgage note is based on an effective interest rate of 10.375%. Discounts for the Briarwood, Orchard, Quail Meadows and Sandpiper mortgage notes are based on an effective interest rate of 8.622%.

(f)    Balloon payments on the Partnership's mortgage notes are due as follows:

           Property                               Balloon Payment          Date
           --------                               ---------------          ----

       Coppermill.......................           $  4,798,763            01/02
       Spanish Oaks.....................              3,689,221            01/03
       Briarwood........................              1,804,449            07/03
       Orchard..........................              5,253,301            07/03
       Quail Meadows....................              4,981,860            07/03
       Sandpiper........................              4,628,805            07/03

Scheduled principal maturities of the Partnership's mortgage notes, but before consideration of discounts of $741,927, are shown below.

       1998.............................           $    768,163
       1999.............................                835,952
       2000.............................                909,755
       2001.............................                990,111
       2002.............................              5,823,614
       Thereafter.......................             25,047,906
                                                    -----------
                                                   $ 34,375,501
                                                    ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the Partnership's mortgage notes payable was approximately $35,310,000 and $41,672,000 at December 31, 1997 and 1996, respectively.

NOTE 6 - MORTGAGE NOTES PAYABLE - AFFILIATE
-------------------------------------------

The following table sets forth the Partnership's mortgage notes payable - affiliate at December 31, 1997 and 1996. The affiliate mortgage notes are secured by real estate investments of the Partnership.

                           Mortgage       Annual              Monthly
                             Lien         Interest           Payments/              December 31,
Property                 Position (a)     Rates %          Maturity Date           1997        1996
--------                 ------------     -------       ------------------    -----------   ----------
La Plaza (c)             First               (d)             (d)     02/00    $ 3,136,029   $        -
                                                                               ----------    ---------

Lakeview Plaza (b)       Second              (d)             (d)     08/97              -      800,000
                                                                               ----------    ---------

                                                                              $ 3,136,029   $  800,000
                                                                               ==========    =========

(a)      The debt is non-recourse to the Partnership.

(b) On August 1, 1994, the Partnership obtained an $800,000 second mortgage note for Lakeview Plaza from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner ("Fund XXVII"). The Lakeview mortgage note was repaid on August 1, 1997. See (c) below.

(c) On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note from Fund XXVII. See Note 8 - "Refinancing of Mortgage Notes." On August 1, 1997, the new La Plaza mortgage note was amended to increase the principal amount by $800,000. The Partnership used the $800,000 additional borrowing to repay the Lakeview Plaza second mortgage note.

(d) The mortgage notes due to Fund XXVII require monthly payments of interest only equal to 1% plus the prime lending rate of Bank of America. The prime lending rate of Bank of America was 8.5% and 8.25% at December 31, 1997 and 1996, respectively.

Under terms of the Amended Partnership Agreement, borrowings from affiliates approximate fair market value.

NOTE 7 - SALES OF REAL ESTATE
-----------------------------

On June 5, 1997, the Partnership sold Cave Spring Corners Shopping Center to an unaffiliated purchaser for a cash sales price of $5,250,000. Cave Spring Corners Shopping Center is located in Roanoke, Virginia. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                                   Gain on Sale             Cash Proceeds
                                                                   -------------            -------------
       Cash sales price.....................................       $     5,250,000          $    5,250,000

       Selling costs........................................               (15,346)                (15,346)
       Deferred borrowing costs written off.................                (3,901)
       Straight-line rent receivables written off...........               (33,977)
       Prepaid leasing commissions written off..............               (25,232)
       Basis of real estate sold............................            (2,259,104)
                                                                     -------------

       Gain on sale.........................................       $     2,912,440
                                                                    ==============           -------------

       Proceeds from sale of real estate....................                                     5,234,654
       Retirement of mortgage note..........................                                    (3,058,762)
                                                                                             -------------

       Net cash proceeds....................................                                $    2,175,892
                                                                                             =============

On December 12, 1997, the Partnership sold Iberia Plaza to an unaffiliated purchaser for a cash sales price of $3,384,000. Iberia Plaza is located in New Iberia, Louisiana. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                                   Gain on Sale              Cash Proceeds
                                                                   ----------------         ---------------
       Cash sales price.....................................       $     3,384,000          $    3,384,000

       Selling costs........................................               (88,447)                (88,447)
       Mortgage discount written off........................               (43,378)
       Deferred borrowing costs written off.................                (1,763)
       Straight-line rent receivables written off...........               (15,791)
       Prepaid leasing commissions written off..............               (27,852)
       Basis of real estate sold............................            (3,055,771)
                                                                     -------------

       Gain on sale.........................................       $       150,998
                                                                    ==============           -------------

       Proceeds from sale of real estate....................                                     3,295,553
       Retirement of mortgage note..........................                                    (1,791,847)
                                                                                             -------------

       Net cash proceeds....................................                                $    1,503,706
                                                                                             =============

On September 18, 1996, the Partnership sold Parkway Plaza to an unaffiliated purchaser for a cash sales price of $2,900,000. Parkway Plaza is located in Lafayette, Louisiana. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                                   Gain on Sale              Cash Proceeds
                                                                   ------------              -------------
       Cash sales price.....................................       $     2,900,000          $    2,900,000

       Selling costs........................................               (71,949)                (71,949)
       Mortgage discount written off........................              (250,817)
       Straight-line rent receivables written off...........               (56,303)
       Basis of real estate sold............................            (2,245,507)
                                                                     -------------

       Gain on sale.........................................       $       275,424
                                                                    ==============           -------------

       Proceeds from sale of real estate....................                                     2,828,051
       Retirement of mortgage note..........................                                    (2,544,466)
                                                                                             -------------

       Net cash proceeds....................................                                $      283,585
                                                                                             =============

On January 9, 1996,  the  Partnership  sold an outparcel  of land,  amounting to
0.675 acres, connected with Iberia Plaza for a purchase price of $142,985. The Partnership recorded a $77,965 gain on the sale. Proceeds from the sale of the outparcel were used to paydown the Iberia Plaza mortgage note.

On September 14, 1995, the Partnership sold The Courts Apartments to an unaffiliated buyer for a cash sales price of $8,050,000. The buyer also assumed the improvement district liens that encumbered the property. The Courts Apartments is located in Kent, Washington. Cash proceeds from this transaction, as well as the gain on sale of The Courts Apartments are detailed below.

                                                                   Gain on Sale              Cash Proceeds
                                                                   ---------------          --------------
       Cash sales price.....................................       $     8,050,000          $    8,050,000
       Improvement district liens assumed
         by buyer...........................................               140,358                 140,358
                                                                     -------------           -------------
       Total sales price....................................             8,190,358               8,190,358

       Selling costs........................................              (284,554)               (284,554)
       Basis of deferred borrowing costs written off........               (48,307)
       Basis of real estate sold............................            (4,673,799)
                                                                     -------------

       Gain on sale.........................................       $     3,183,698
                                                                    ==============           -------------

       Proceeds from sale of real estate....................                                     7,905,804
       Retirement of mortgage note..........................                                    (6,475,873)
       Assumption of improvement district liens.............                                      (140,358)
                                                                                             -------------

       Net cash proceeds....................................                                $    1,289,573
                                                                                             =============


NOTE 8 - REFINANCING OF MORTGAGE NOTES
--------------------------------------

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note from Fund XXVII, an affiliate of the General Partner. The new mortgage note bears interest at a variable interest rate equal to 1% plus the prime lending rate of Bank of America and requires monthly interest-only debt service payments until the February 28, 2000 maturity date. Cash used to close the refinancing transaction is as follows:

       New loan proceeds....................................      $  2,336,029
       Amount required to payoff existing debt..............        (2,373,955)
                                                                   -----------

       Cash used to refinance mortgage note.................      $    (37,926)
                                                                   ===========

On August 1, 1997, the new La Plaza mortgage note was amended to increase the principal amount by $800,000. The Partnership used the $800,000 additional borrowing to repay the Lakeview Plaza second mortgage note which was also due to Fund XXVII.

On January 26, 1996, the Partnership refinanced the Spanish Oaks mortgage note. The new mortgage note, in the amount of $4,000,000, bears interest at 7.71%, requires monthly principal and interest payments of $28,546, and matures on January 26, 2003. Cash proceeds from the refinancing transaction received in 1996 are as follows:

       New loan proceeds....................................      $  4,000,000
       New loan proceeds placed in escrow...................        (3,399,592)
                                                                   -----------

       Proceeds received in 1996............................      $    600,408
                                                                   ===========

See Note 9 - "Gain on Extinguishment of Debt" for a discussion of proceeds from the refinancing transaction received in 1997.

The Partnership incurred $166,403 of deferred borrowing costs related to the refinancing of the Spanish Oaks mortgage note. The Partnership was also required to fund $165,291 into various escrows for property taxes, hazard insurance and deferred maintenance.

NOTE 9 - GAIN ON EXTINGUISHMENT OF DEBT
---------------------------------------

In connection with the refinancing of the Spanish Oaks mortgage note (see Note 8
- "Refinancing of Mortgage Notes"), the Partnership and the former mortgage note holder did not agree on the amount of funds necessary to retire the former mortgage note. At the time the mortgage note was refinanced, the Partnership and the former mortgage note holder agreed to place $3,399,592 of the proceeds from the new mortgage note in escrow pending negotiations regarding the amount of funds necessary to retire the former mortgage note. The excess of the carrying amount of the former mortgage note over the funds placed in escrow was recorded in 1996 as a $269,596 extraordinary gain on extinguishment of debt. Neither the former mortgage note nor the related funds placed in escrow were included on the Partnership's December 31, 1996 Balance Sheet.

On June 26, 1997, the Partnership and the former mortgage note holder reached an agreement to retire the former mortgage note for $3,046,000. The funds in the escrow account in excess of $3,046,000, plus accrued interest thereon, were released to the Partnership. The funds so released amounted to $602,961. The payment to the Partnership resulted in a $518,495 extraordinary gain on extinguishment of debt, computed as follows:

       New loan proceeds placed in escrow...................      $  3,399,592
       Interest earned on funds placed in escrow............           249,369
       Amount required to payoff former mortgage
         note payable.......................................        (3,046,000)
                                                                   -----------
       Escrowed funds released to Partnership...............           602,961

       Interest recorded on funds placed in escrow..........           (41,206)
       Litigation and other costs...........................           (43,260)
                                                                   -----------

       Cash proceeds received in 1997 and
         extraordinary gain on extinguishment
         of debt............................................      $    518,495
                                                                   ===========

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

Because only part of the insurance proceeds were received by December 31, 1996, only $285,127 of the gain on involuntary conversion was recognized on the Partnership's Statement of Operations for the year ended December 31, 1996. The remainder of the gain was shown as a $65,800 deferred gain on involuntary conversion on the Partnership's December 31, 1996 Balance Sheet. The $65,800 deferred gain was recognized in 1997 as a gain on involuntary conversion when the Partnership received the remaining proceeds of $96,303 from its insurance carrier.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

2) The First National Bank of Chicago, as Trustee Under That Certain Pooling and Servicing Agreement Dated as of December 1, 1995, for Resolution Trust Corporation Commercial Mortgage Pass-Through Certificates, Series 1995-C2
     v. McNeil Real Estate Fund X, Ltd., McNeil Partners, L.P. and McNeil Investors, Inc. - U.S. District Court, Northern District of Dallas, Dallas Division; Civil Action No. 33-96CV3198-D; and District Court, Dallas County, Texas, F-116th Judicial District; Case No.: 96-13066(P96014).

     The Plaintiffs are the holder of a certain Second Lien Wraparound Promissory Note ("Wraparound Note") secured by the Spanish Oaks Apartments. This action involves a dispute of the principal payoff amount on the Wraparound Note. The Plaintiffs contend that the payoff balance is $3,399,592; however, the Partnership has calculated the payoff balance to be significantly less. On January 26, 1996, the Partnership refinanced the Spanish Oaks Apartments. At that time, the $3,399,592 was escrowed with the American Title Company. The Plaintiffs claim that pursuant to the terms of the Wraparound Note, the Partnership owes the entire escrowed balance. The parties have been ordered to mediation before July 28, 1997. However, settlement was reached in this matter with $3,046,000 being paid to the Plaintiffs. A Compromise and Settlement Agreement and Release dated June 26, 1997 has been signed by all parties. An Order of Dismissal with prejudice was entered by the Judge.

3) Alenda and Joseph Gruenwald vs. McNeil Real Estate Management, Inc. d/b/a Briarwood Apartments; ABC Corporations, XYZ Partnerships (Employee Discrimination-EEOC (Sex)) - Superior Court of the State of Arizona in and for the County of Pima; Case No. C 314017 (L96009).

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

                         McNEIL REAL ESTATE FUND X, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                                                                                         Costs
                                                        Initial Cost (b)            Cumulative        Capitalized
                               Related (b)                        Buildings and    Write-down for      Subsequent
Description                   Encumbrances           Land         Improvements      Impairment (c)   To Acquisition
-----------                   ------------           ----         -------------    --------------    --------------

Apartments:
Briarwood
   Tucson, AZ              $    2,085,745    $      489,437    $    4,356,477    $           -     $     903,765

Coppermill
   Tulsa, OK                    4,962,725         1,176,980        13,146,794       (2,600,000)        1,841,322

Orchard
   Lawrence, IN                 6,072,238           366,938         7,611,708                -         2,036,719

Quail Meadows
   Wichita, KS                  5,754,137           754,551         9,387,261                -         1,803,106

Regency Park
   Fort Wayne, IN               2,355,844           280,131         4,060,970                -         1,460,045

Sandpiper
   Westminster, CO              5,350,389           866,107         5,991,007                -         2,054,859

Spanish Oaks
   San Antonio, TX              3,932,977           586,056         4,618,711                -         1,650,409

Office Building:

La Plaza
   Las Vegas, NV                3,136,029         2,761,442         4,388,847                -         2,419,486

Retail Center:

Lakeview Plaza
   Lexington, KY                3,119,519         1,554,404         6,986,277         (129,914)          556,895
                           --------------    --------------    --------------     ------------     -------------

                          $    36,769,603   $     8,836,046   $    60,548,052    $  (2,729,914)   $   14,726,606
                           ==============    ==============    ==============     ============     =============


(b) The encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c) The carrying value of Coppermill Apartments was reduced by $1,228,000 and $1,372,000 in 1986 and 1989, respectively. The carrying value of Lakeview Plaza was reduced by $129,914 in 1991.

                     See accompanying notes to Schedule III.

                         McNEIL REAL ESTATE FUND X, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                              Gross Amount at
                                       Which Carried at Close of Period                  Accumulated
                                                   Buildings and                        Depreciation
Description                         Land            Improvements        Total (a)     and Amortization
-----------                         ----           --------------       ---------     ----------------
Apartments:

Briarwood
   Tucson, AZ                 $      489,437     $    5,260,242   $      5,749,679   $    (3,953,267)

Coppermill
   Tulsa, OK                       1,176,980         12,388,116         13,565,096       (10,068,984)

Orchard
   Lawrence, IN                      366,938          9,648,427         10,015,365        (6,820,654)

Quail Meadows
   Wichita, KS                       754,551         11,190,367         11,944,918        (7,908,383)

Regency Park
   Fort Wayne, IN                    280,131          5,521,015          5,801,146        (3,830,560)

Sandpiper
   Westminster, CO                   866,107          8,045,866          8,911,973        (5,384,980)

Spanish Oaks
   San Antonio, TX                   586,056          6,269,120          6,855,176        (4,538,865)

Office Building:

La Plaza
   Las Vegas, NV                   2,761,442          6,808,333          9,569,775        (4,829,120)

Retail Center:

Lakeview Plaza
   Lexington, KY                   1,554,404          7,413,258          8,967,662        (5,479,551)
                              --------------     --------------    ---------------    --------------

                             $     8,836,046    $    72,544,744   $     81,380,790   $   (52,814,364)
                              ==============     ==============    ===============    ==============

(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $84,617,090 and accumulated depreciation was $52,153,047 at December 31, 1997.

                     See accompanying notes to Schedule III.

                         McNEIL REAL ESTATE FUND X, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
Apartments:
Briarwood
   Tucson, AZ                   1978                        07/80                   4-33

Coppermill
   Tulsa, OK                    1978                        10/80                   6-38

Orchard
   Lawrence, In                 1973                        12/80                   3-33

Quail Meadows
   Wichita, KS                  1978                        06/80                   6-35

Regency Park
   Fort Wayne, IN               1970                        06/80                   3-30

Sandpiper
   Westminster, CO              1974                        04/80                   3-34

Spanish Oaks
   San Antonio, TX              1968                        08/80                   3-30

Office Building:

La Plaza
   Las Vegas, NV                1977                        09/80                   4-34

Retail Center:

Lakeview Plaza
   Lexington, KY                1979                        07/80                   15-35




                     See accompanying notes to Schedule III.

                         McNEIL REAL ESTATE FUND X, LTD.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments, accumulated depreciation and amortization, and assets held for sale is as follows:

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1996               1995
                                                   --------------      -------------   ----------------
Real estate investments:

Balance at beginning of year...............        $   79,946,309      $  89,351,035   $     86,475,540

Improvements...............................             1,434,481          2,233,614          2,875,495

Sale of real estate........................                     -            (52,359)                 -

Assets replaced............................                     -           (370,287)                 -

Reclassification of assets held
   for sale................................                     -        (11,215,694)                 -
                                                    -------------      -------------    ---------------

Balance at end of year.....................        $   81,380,790     $   79,946,309   $     89,351,035
                                                    =============      =============    ===============


Accumulated depreciation and amortization:

Balance at beginning of year...............        $   49,689,189     $   52,651,505   $     49,450,647

Depreciation and amortization..............             3,125,175          3,232,454          3,200,858

Assets replaced............................                     -           (201,066)                 -

Reclassification of assets held
   for sale................................                     -         (5,993,704)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   52,814,364     $   49,689,189    $    52,651,505
                                                    =============      =============     ==============


Assets Held for Sale:

Balance at beginning of year...............        $    5,308,731     $    2,237,733    $     7,215,032

Reclassification of assets held
   for sale................................                     -          5,221,990                  -

Improvements...............................                 6,144             94,515             63,555

Depreciation and amortization..............                     -                  -           (367,055)

Sale of assets held for sale...............            (5,314,875)        (2,245,507)        (4,673,799)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $            -     $    5,308,731    $     2,237,733
                                                    =============      =============     ==============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------
None.

                                    PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              77       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active  operations
                                        of  McREMI  and  McNeil  Partners,  L.P.
                                        began in February 1991, Mr. McNeil was a
                                        private investor. Mr. McNeil is a member
                                        of the International  Board of Directors
                                        of the Salk  Institute,  which  promotes
                                        research in improvements in health care.

Carole J. McNeil               54       Mrs.  McNeil   is    Co-Chairman,   with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began  in real  estate  as  Manager  and
                                        Marketing  Director  of Title  Insurance
                                        and  Trust in  Marin  County,  CA.  Mrs.
                                        McNeil serves on the International Board
                                        of Directors of the Salk Institute.


                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively
                                        involved  in the  real  estate  industry
                                        since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

         No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5 percent of the Partnership's securities except as noted below:

         1.     High River Limited  Partnership,  100 S.  Bedford   Road,  Mount
                Kisco,   New   York,  10549,  owns   11,836  Units  (8.8%) as of
                January 31, 1998.

(B)      Security ownership of management.

         The General Partner and the officers and directors of its general partner collectively own 1,732 Units (1.3%) as of January 31, 1998.

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

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1997, the Partnership accrued MID in the amount of $981,440.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment does have a material effect on the calculation of the

Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of the base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1997, 1996 or 1995 as the Entitlement Amount was sufficient to pay MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

The Partnership pays property management fees equal to 5% of gross rental receipts of the Partnership's properties to McREMI for providing property management and leasing services for the Partnership's residential properties and property management services for the Partnership's commercial properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership paid or accrued $1,138,363 in property management fees and reimbursements.

On August 1, 1994, the Partnership obtained a $1,000,000 mortgage loan commitment from McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII"), an affiliate of the General Partner. An initial amount of $800,000 was borrowed pursuant to the commitment on December 6, 1994. The mortgage note was secured by a second lien on Lakeview Plaza and required monthly interest-only payments of 1% plus the prime lending rate of Bank of America. The mortgage note matured on August 1, 1997 and was retired on that date. The funds used to retire the note were obtained from additional borrowings collateralized by La Plaza Office Building (see below). Total interest expense for this mortgage note was $50,324 for the year ended December 31, 1997.

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note obtained from Fund XXVII. The new mortgage note is secured by a first lien on La Plaza Office Building. On August 1, 1997, the La Plaza mortgage note was amended to increase the amount outstanding by $800,000 to $3,136,029. The mortgage note bears a variable interest rate of 1% plus the prime lending rate of Bank of America. The mortgage note matures on February 28, 2000. Total interest expense for this mortgage note was $210,461 for the year ended December 31, 1997.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8 - Note 2 - "Transactions with Affiliates" and Note 6 - "Mortgage Notes Payable - Affiliate."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  -----------------------------------------------------------------

See accompanying index to Financial Statements at Item 8 - Financial Statements and Supplementary Date.

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

          3.2                               Amendment  No. 1 to the Amended  and
                                            Restated  Partnership  Agreement  of
                                            McNeil  Real  Estate  Fund  X,  Ltd.
                                            dated to be effective July 31, 1993.
                                            (4)

          3.3                               Amendment  No. 2 to  the Amended and
                                            Restated  Partnership  Agreement  of
                                            McNeil  Real  Estate  Fund  X,  Ltd.
                                            dated March 28, 1994. (4)

          10.1                              Assignment  and   Assumption  Agree-
                                            ment,  dated as of  October 9, 1991,
                                            between      Pacific       Investors
                                            Corporation,  Robert A.  McNeil  and
                                            McNeil  Partners,   L.P.   regarding
                                            McNeil Real Estate Fund X, Ltd. (1)

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
                                            Coppermill     Fund    X     Limited
                                            Partnership  and McNeil  Real Estate
                                            Management, Inc. (5)

          11.                               Statement  regarding  computation of
                                            Net Income per  Limited  Partnership
                                            Unit   (see   Item  8  -  Note  1  -
                                            "Organization    and    Summary   of
                                            Significant Accounting Policies").


          Exhibit
          Number                            Description

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

                                            Orchard Fund X
                                            Limited Partnership           Delaware                  None

                                            Quail Meadows Fund X
                                            Limited Partnership           Delaware                  None

                                            Regency Park Fund X
                                            Associates, L.P.              Indiana                   None

                                            Sandpiper Fund X
                                            Limited Partnership           Delaware                  None

                                            Spanish Fund X, Ltd.          Texas                     None

          27.                               Financial Data Schedule for the year
                                            ended December 31, 1997.

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

(B) Reports on Form 8-K. On December 18, 1997, the Partnership filed a Current Report on Form 8-K reporting the sale of Iberia Plaza to CenterAmerican Property Trust, L.P., for $3,450,000.

                         McNEIL REAL ESTATE FUND X, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                McNEIL REAL ESTATE FUND X, LTD.


                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner




March 30, 1998                       By:  /s/  Robert A. McNeil
--------------                            --------------------------------------
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




March 30, 1998                       By:  /s/  Ron K. Taylor
--------------                            --------------------------------------
Date                                      Ron K. Taylor
                                          President and Director of McNeil
                                           Investors, Inc.
                                          (Principal Financial Officer)




March 30, 1998                       By:  /s/  Brandon K. Flaming
--------------                            --------------------------------------
Date                                      Brandon K. Flaming
                                          Vice President of McNeil
                                           Investors, Inc.
                                          (Principal Accounting Officer)