Form 10-Q
period 1998-03-31
MCNEIL REAL ESTATE FUND X LTD
filed 1998-05-14
CIK 312812

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


     For the quarterly period ended     March 31, 1998
                                     -------------------------------------------

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         McNEIL REAL ESTATE FUND X, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                            1998                 1997
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     8,836,046      $    8,836,046
   Buildings and improvements...............................                72,625,907          72,544,744
                                                                        --------------       -------------
                                                                            81,461,953          81,380,790
   Less:  Accumulated depreciation..........................               (53,598,992)        (52,814,364)
                                                                        --------------       -------------
                                                                            27,862,961          28,566,426

Cash and cash equivalents...................................                 1,622,344           5,755,976
Cash segregated for security deposits.......................                   407,833             358,396
Accounts receivable.........................................                   377,846             356,496
Prepaid expenses and other assets...........................                   204,780             212,031
Escrow deposits.............................................                 1,112,593             816,017
Deferred borrowing costs, net of accumulated
   amortization of $479,858 and $452,021 at
   March 31, 1998 and December 31, 1997,
   respectively.............................................                 1,019,237           1,047,074
                                                                        --------------       -------------

                                                                       $    32,607,594      $   37,112,416
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    33,462,852      $   33,633,574
Mortgage notes payable - affiliates.........................                 3,136,029           3,136,029
Accounts payable............................................                    17,061              76,689
Accrued interest............................................                   243,100             244,393
Accrued interest - affiliates...............................                    24,977              24,977
Accrued property taxes......................................                   667,656             470,105
Other accrued expenses......................................                   248,038             296,729
Payable to affiliates - General Partner.....................                 2,179,201           1,858,835
Security deposits and deferred rental revenue...............                   397,081             417,110
                                                                        --------------       -------------
                                                                            40,375,995          40,158,441
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited partners - 135,200  limited  partnership  units
     authorized;  134,980  limited partnership units out-
     standing at March 31, 1998 and December 31, 1997.......                (2,894,931)          1,607,681
   General Partner..........................................                (4,873,470)         (4,653,706)
                                                                        --------------       -------------
                                                                            (7,768,401)         (3,046,025)
                                                                        --------------       -------------
                                                                       $    32,607,594      $   37,112,416
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                            1997                1996
                                                                       ---------------      --------------
Revenue:
   Rental revenue...........................................           $     3,675,778     $     3,926,821
   Interest.................................................                    59,224              47,655
                                                                        --------------      --------------
     Total revenue..........................................                 3,735,002           3,974,476
                                                                        --------------      --------------

Expenses:
   Interest.................................................                   773,688             946,765
   Interest - affiliates....................................                    73,460              36,988
   Depreciation and amortization............................                   784,628             764,277
   Property taxes...........................................                   241,662             275,742
   Personnel expenses.......................................                   479,447             483,860
   Utilities................................................                   327,455             367,696
   Repair and maintenance...................................                   388,101             441,318
   Property management fees - affiliates....................                   179,511             193,066
   Other property operating expenses........................                   215,165             250,330
   General and administrative...............................                   191,859              85,297
   General and administrative - affiliates..................                    82,778              94,349
                                                                        --------------      --------------
     Total expenses.........................................                 3,737,754           3,939,688
                                                                        --------------      --------------

Net income (loss)...........................................           $        (2,752)    $        34,788
                                                                        ==============      ==============

Net income (loss) allocated to limited partners.............           $        (2,614)    $        33,049
Net income (loss) allocated to General Partner..............                      (138)              1,739
                                                                        --------------      --------------

Net income (loss)...........................................           $        (2,752)    $        34,788
                                                                        ==============      ==============

Net income (loss) per limited partnership unit..............           $          (.02)    $           .24
                                                                        ==============      ==============

Distributions per limited partnership unit..................           $         33.34     $             -
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

                         McNEIL REAL ESTATE FUND X, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997


                                                                                                    Total
                                                                                                  Partners'
                                                     General                 Limited               Equity
                                                     Partner                Partners               Deficit
                                                  -------------           -------------         -------------
Balance at December 31, 1996..............       $   (5,516,007)         $     (704,049)       $   (6,220,056)

Net income................................                1,739                  33,049                34,788

Management Incentive Distribution.........             (234,665)                      -              (234,665)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $   (5,748,933)         $     (671,000)       $   (6,419,933)
                                                  =============           =============         =============


Balance at December 31, 1997..............       $   (4,653,706)         $    1,607,681        $   (3,046,025)

Net loss..................................                 (138)                 (2,614)               (2,752)

Distributions to limited partners.........                    -              (4,499,998)           (4,499,998)

Management Incentive Distribution.........             (219,626)                      -              (219,626)
                                                  -------------           -------------         -------------

Balance at March 31, 1998.................       $   (4,873,470)         $   (2,894,931)       $   (7,768,401)
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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                               Three Months Ended
                                                                                   March 31,
                                                                       ------------------------------------
                                                                             1998                1997
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     3,592,488     $     3,857,063
   Cash paid to suppliers...................................                (1,785,308)         (1,739,499)
   Cash paid to affiliates..................................                  (161,549)           (997,328)
   Interest received........................................                    59,224              47,655
   Interest paid............................................                  (731,850)           (910,276)
   Interest paid to affiliates..............................                   (73,460)            (18,636)
   Property taxes paid and escrowed.........................                  (266,000)           (194,820)
                                                                        --------------      --------------
Net cash provided by operating activities...................                   633,545              44,159
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                   (81,163)           (171,499)
                                                                        --------------      --------------

Cash flows from financing activities:
   Proceeds from mortgage note
     payable - affiliate....................................                         -           2,336,029
   Principal payments on mortgage
     Notes payable..........................................                  (186,016)           (254,088)
   Retirement of mortgage note payable......................                         -          (2,373,955)
   Distributions to limited partners........................                (4,499,998)                  -
                                                                        --------------      --------------
Net cash used in financing activities.......................                (4,686,014)           (292,014)
                                                                        --------------      --------------

Net decrease in cash and cash equivalents...................                (4,133,632)           (419,354)

Cash and cash equivalents at beginning of
   period...................................................                 5,755,976           2,660,679
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     1,622,344     $     2,241,325
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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided By
                              Operating Activities

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                            1998                1997
                                                                       ----------------    ---------------
Net income (loss)...........................................           $        (2,752)    $        34,788
                                                                        --------------      --------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating  activities:
   Depreciation and amortization............................                   784,628             764,277
   Amortization of discounts on mortgage
     notes payable..........................................                    15,294              25,893
   Amortization of deferred borrowing costs.................                    27,837              33,518
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (49,437)            (36,675)
     Accounts receivable....................................                   (21,350)            (82,113)
     Prepaid expenses and other assets......................                     7,251              18,353
     Escrow deposits........................................                  (296,576)           (123,546)
     Accounts payable.......................................                   (59,628)            (54,593)
     Accrued interest.......................................                    (1,293)            (22,922)
     Accrued interest - affiliates..........................                         -              18,352
     Accrued property taxes.................................                   197,551             158,924
     Other accrued expenses.................................                   (48,691)            (42,316)
     Payable to affiliates - General Partner................                   100,740            (709,913)
     Security deposits and deferred rental
       revenue..............................................                   (20,029)             62,132
                                                                        --------------      --------------

       Total adjustments....................................                   636,297               9,371
                                                                        --------------      --------------

Net cash provided by operating activities...................           $       633,545     $        44,159
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

                                 March 31, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the quarter ended March 31, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund X, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

On August 1, 1994, the Partnership obtained an $800,000 mortgage loan from McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII"), an affiliate of the General Partner. The mortgage loan is secured by a second lien on Lakeview Plaza. Terms of the mortgage loan require monthly interest-only payments equal to the prime lending rate of Bank of America plus 1% with the principal balance due August 1, 1997. Effective August 1, 1997, Fund XXVII reconveyed the lien back to the Partnership in consideration of the additional borrowing discussed in the following paragraph.

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage loan from Fund XXVII. See Note 4. Effective August 1, 1997, the Partnership borrowed an additional $800,000 from Fund XXVII. The refinancing and the additional borrowing are jointly secured by a single lien on La Plaza Office Building. Payment terms for the mortgage note and the additional borrowing require monthly interest-only payments equal to 1% plus the prime lending rate of Bank of America. The new mortgage note, together with the additional borrowing, is due February 28, 2000.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                            1998                1997
                                                                       ---------------     ---------------

     Property management fees - affiliates..................           $       179,511     $       193,066
     Interest - affiliates..................................                    73,460              36,988
     Charged to general and administrative affiliates:
       Partnership administration...........................                    82,778              94,349
                                                                        --------------      --------------

                                                                       $       335,749     $       324,403
                                                                        ==============      ==============

     Charged to General Partner's deficit:
       Management Incentive Distribution....................           $       219,626     $       234,665
                                                                        ==============      ==============

NOTE 4.
-------

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note from Fund XXVII. The new mortgage note bears interest at a variable rate equal to 1% plus the prime lending rate of Bank of America and requires monthly interest-only debt service payments until the February 28, 2000 maturity date. Cash used to close the refinancing transaction is as follows.

     New loan proceeds......................................      $  2,336,029
     Amount required to payoff existing debt................        (2,373,955)
                                                                   -----------

     Cash used to refinance mortgage note...................      $    (37,926)
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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of March 31, 1998, the Partnership owned seven apartment buildings, one retail shopping center and one office building. All of the Partnership's properties are subject to mortgage indebtedness.

The Partnership sold two retail shopping centers during 1997. Cave Spring Corners, located in Roanoke, Virginia, was sold on June 5, 1997, and Iberia
Plaza, located in New Iberia, Louisiana, was sold on December 12, 1997. The decision to sell the properties was influenced by the General Partner's belief that the appreciation potential of the two properties was limited, the impending maturities of the mortgage notes secured by the two properties, and by the Partnership's announced plan to liquidate its real estate by December 2001. The net proceeds from the sales, in the amount of $3,679,598, were added to the Partnership's balance of cash reserves.

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

RESULTS OF OPERATIONS
---------------------

The Partnership reported a loss of $2,752 for the first quarter of 1998, as compared to net income of $34,788 for the first quarter of 1997. However, the Partnership would have reported a net loss of approximately $111,055 for the first quarter of 1997 if revenues and expenses related to Cave Spring Corners and Iberia Plaza were excluded.

Revenues:

Rental revenue decreased 6.4% for the first quarter of 1998 as compared to first quarter of 1997. The decrease is attributable to the loss of revenues from Cave Spring Corners and Iberia Plaza. The Partnership's remaining properties increased their revenues $96,765 or 2.7%. Rental revenue increased at five of the Partnership's properties, led by a 12.9% and 12.2% increase at Quail Meadows Apartments and Briarwood Apartments, respectively. Quail Meadows Apartments reported increased rental and occupancy rates, while Briarwood Apartments achieved its increase primarily through improved occupancy. Coppermill Apartments, Sandpiper Apartments and Spanish Oaks Apartments reported increases ranging from 3.9% to 7.5% by improving both rental and occupancy rates. An increase in rental rates at Regency Park Apartments was offset by increased vacancy losses, leading to no change for the property's rental revenue.

Rental revenue decreased at Orchard Apartments, Lakeview Plaza and La Plaza Office Building. Although Orchard Apartments increased its rental rates 1.5% during 1997, increased vacancy and other rental losses led to a 6.0% decrease in net rental revenue. Lakeview Plaza's rental revenue decreased 15% as both rental and occupancy rates decreased. La Plaza Office Building's occupancy rate also fell, but part of the increase in vacancy was offset by increased rental rates. La Plaza's rental revenue decreased 6.1% for the first quarter of 1998 as compared to the first quarter of 1997.

Expenses:

Partnership expenses decreased $201,934 or 5.1% for the first quarter of 1998 as compared to the first quarter of 1997. As with rental revenues, the decrease was primarily due to the sale of Cave Spring Corners and Iberia Plaza. Expenses at the remainder of the Partnership's properties decreased $3,587 or 0.1%. The discussion of expenses in the following paragraphs excludes expenses related to Cave Spring Corners and Iberia Plaza.

Interest paid to affiliates increased $36,472 to $73,460 for the first quarter of 1998 as compared to the first quarter of 1997. On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a new mortgage payable to McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII"), an affiliate of the General Partner. On August 1, 1997, the principal balance of the new La Plaza mortgage note was increased by $800,000. Interest on the new La Plaza mortgage note due to an affiliate of the General Partner accounts for the increase in interest paid to affiliates as well as most of the decrease in interest expense for non-affiliated mortgage notes.

Excluding expense related to Cave Spring Corners and Iberia Plaza, utilities decreased $37,218 or 10.2% for the first quarter of 1998 as compared to the same quarter of 1997. Costs for gas and oil decreased at Coppermill Apartments, Quail Meadows Apartments and Spanish Oaks Apartments. The most significant factor, however, is a $20,441 or 56% decrease in the cost of water at Sandpiper Apartments. Beginning in the fourth quarter of 1997, new leases written at Sandpiper Apartments require tenants to pay for water consumption instead of the Partnership.

Other operating expenses decreased $26,686 or 11.4% after eliminating the effects of Cave Spring Corners and Iberia Plaza. Included in other operating expenses for the first quarter of 1997 were certain legal fees and other costs incurred at Briarwood Apartments. These fees and costs were incurred to settle litigation involving a former employee of the property.

General and administrative expenses increased $106,563 to $191,859 for the first quarter of 1998 as compared to the first quarter of 1997. The increase was principally due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). General and administrative expenses paid to affiliates decreased 12.3% to $82,778 for the first quarter of 1998 as compared to the first quarter of 1997. This decrease is primarily due to decreased charges for reimbursable costs from affiliates. Such costs are based, in part, on the number of properties managed for the Partnership by affiliates. The sale of two of the Partnership's properties during 1997 accounts for the decrease.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the first quarter of 1998, cash flow provided by operating activities increased to $633,545 from $44,159. The increased cash flow is principally due to an $835,779 decrease in cash paid to affiliates in the first quarter of 1998 as compared to the first quarter of 1997. The Partnership paid $806,902 of reimbursable costs to affiliates of the General Partner during the first quarter of 1997. No such payments were made during the first quarter of 1998.

The Partnership continues to invest in capital improvements for its properties. For the first quarter of 1998, the Partnership invested $81,163 in capital improvements. A total of $1.6 million of capital improvements are budgeted for 1998.

Short-term liquidity:

At March 31, 1998, the Partnership held cash reserves of $1,622,344, a decrease of $4,133,632 from the balance at the end of 1997. On March 30, 1998, the Partnership distributed $4,499,998 to the limited partners. No payments of MID have yet been made to the General Partner in 1998. Considering the current performance of the Partnership's properties and budgeted capital improvements for 1998, the General Partner considers the current balance of cash and cash reserves adequate to meet the Partnership's cash needs for the rest of 1998. The Partnership's next balloon payment is not scheduled to occur until January 2002.

Over the past three years, the Partnership has invested large amounts of funds in capital improvements at the Partnership's properties. Although significant challenges remain, total capital expenditures for 1998 are expected to decrease from the average amount expended in each of the past three fiscal years. For the balance of 1998, the largest capital projects of the Partnership will be concentrated at La Plaza Office Building as the property undergoes refurbishment to allow it to take advantage of a strong Las Vegas market.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past several years will yield improved cash flow from property operations in the future. Furthermore, the General Partner has budgeted an additional $1.6 million of capital improvements for 1998. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

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

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three month period ended March 31, 1998 and 1997, net loss of $138 and net income of $1,739, respectively, were allocated to the General Partner. The limited partners received allocations of net loss of $2,614 and net income of $33,049 for the quarters ended March 31, 1998 and 1997, respectively.

No payments of MID to the General Partner have yet been paid during 1998. On March 30, 1998, the Partnership distributed $4,499,998 ($33.34 per limited partnership unit) to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners and payments of MID to the General Partner.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                   Description
         -------                  -----------

         4. Amended and Restated Partnership Agreement, dated October 9, 1991 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1991).

         11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 134,980 limited partnership units outstanding in 1998 and 1997.

         27.                      Financial Data Schedule for the quarter  ended
                                  March 31, 1998.

         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b) Reports on Form 8-K. There were no Form 8-K's file during the quarter ended March 31, 1998.

                         McNEIL REAL ESTATE FUND X, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                McNEIL REAL ESTATE FUND X, LTD.

                                By: McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner






May 14, 1998                        By:  /s/  Ron K. Taylor
------------                           -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)





May 14, 1998                        By:  /s/  Brandon K. Flaming
------------                           -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)