Form 10-Q
period 1998-06-30
MCNEIL REAL ESTATE FUND X LTD
filed 1998-08-14
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


     For the quarterly period ended    June 30, 1998
                                     -------------------------------------------

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                         McNEIL REAL ESTATE FUND X, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                   June 30,            December 31,
                                                                     1998                  1997
                                                                  ------------         ------------
ASSETS
------

Real estate investments:
   Land ..................................................        $  8,836,046         $  8,836,046
   Buildings and improvements ............................          72,817,331           72,544,744
                                                                  ------------         ------------
                                                                    81,653,377           81,380,790
   Less:  Accumulated depreciation .......................         (54,385,924)         (52,814,364)
                                                                  ------------         ------------
                                                                    27,267,453           28,566,426

Cash and cash equivalents ................................           1,949,283            5,755,976
Cash segregated for security deposits ....................             383,620              358,396
Accounts receivable ......................................             458,414              356,496
Prepaid expenses and other assets ........................             205,957              212,031
Escrow deposits ..........................................           1,038,178              816,017
Deferred borrowing costs, net of accumulated
   amortization of $507,696 and $452,021 at
   June 30, 1998 and December 31, 1997,
   respectively ..........................................           1,053,026            1,047,074
                                                                  ------------         ------------

                                                                  $ 32,355,931         $ 37,112,416
                                                                  ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-------------------------------------------

Mortgage notes payable, net ..............................        $ 36,473,177         $ 33,633,574
Mortgage notes payable - affiliates ......................                   -            3,136,029
Accounts payable .........................................                 609               76,689
Accrued interest .........................................             241,736              244,393
Accrued interest - affiliates ............................                   -               24,977
Accrued property taxes ...................................             588,412              470,105
Other accrued expenses ...................................             271,171              296,729
Payable to affiliates - General Partner ..................           2,355,886            1,858,835
Security deposits and deferred rental revenue ............             399,345              417,110
                                                                  ------------         ------------
                                                                    40,330,336           40,158,441
                                                                  ------------         ------------
Partners' equity (deficit):
   Limited partners - 135,200  limited  partnership  units
     authorized;  134,980 limited partnership units
     outstanding at June 30, 1998 and December 31, 1997 ..          (2,875,033)           1,607,681
   General Partner .......................................          (5,099,372)          (4,653,706)
                                                                  ------------         ------------
                                                                    (7,974,405)          (3,046,025)
                                                                  ------------         ------------
                                                                  $ 32,355,931         $ 37,112,416
                                                                  ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                      Six Months Ended
                                                      June 30,                               June 30,
                                           ------------------------------        ------------------------------
                                              1998               1997               1998                1997
                                           -----------        -----------        -----------        -----------
Revenue:
   Rental revenue .................        $ 3,682,914        $ 3,934,244        $ 7,358,692        $ 7,861,065
   Interest .......................             28,049             57,385             87,273            105,040
   Gain on involuntary
     conversion ...................                  -             65,800                  -             65,800
   Gain on sale of real estate ....                  -          2,912,440                  -          2,912,440
                                           -----------        -----------        -----------        -----------
     Total revenue ................          3,710,963          6,969,869          7,445,965         10,944,345
                                           -----------        -----------        -----------        -----------

Expenses:
   Interest .......................            769,667            895,534          1,543,355          1,842,299
   Interest - affiliates ..........             64,809             74,577            138,269            111,565
   Depreciation and
     amortization .................            786,932            776,877          1,571,560          1,541,154
   Property taxes .................            241,662            263,423            483,324            539,165
   Personnel expenses .............            428,801            401,503            908,248            885,363
   Utilities ......................            278,440            285,125            605,895            652,821
   Repair and maintenance .........            478,995            521,401            867,096            962,719
   Property management
     fees - affiliates ............            184,603            191,450            364,114            384,516
   Other property operating
     expenses .....................            172,137            240,823            387,302            491,153
   General and administrative .....            187,215             63,373            379,074            148,670
   General and administrative -
     affiliates ...................             96,756             98,342            179,534            192,691
                                           -----------        -----------        -----------        -----------
     Total expenses ...............          3,690,017          3,812,428          7,427,771          7,752,116
                                           -----------        -----------        -----------        -----------

Income before extraordinary item...             20,946          3,157,441             18,194          3,192,229
Extraordinary gain on
   extinguishment of debt .........                  -            533,764                  -            533,764
                                           -----------        -----------        -----------        -----------
Net income ........................        $    20,946        $ 3,961,205        $    18,194        $ 3,725,993
                                           ===========        ===========        ===========        ===========

Net income allocated
   to limited partners ............        $    19,898        $ 3,506,644        $    17,284        $ 3,539,693
Net income  allocated
   to General Partner .............              1,048            184,561                910            186,300
                                           -----------        -----------        -----------        -----------
Net income ........................        $    20,946        $ 3,691,205        $    18,194        $ 3,725,993
                                           ===========        ===========        ===========        ===========

Net income per limited
   partnership unit:
   Income before
     extraordinary item ...........        $       .15        $     22.22        $       .13        $     22.46
   Extraordinary gain on
     extinguishment of debt .......                  -               3.76                  -               3.76
                                           -----------        -----------        -----------        -----------
Net income ........................        $       .15        $     25.98        $       .13        $     26.22
                                           ===========        ===========        ===========        ===========

Distributions per limited
   partnership unit ...............        $         -        $         -        $     33.34        $         -
                                           ===========        ===========        ===========        ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997

                                                                                                     Total
                                                                                                   Partners'
                                                     General                  Limited               Equity
                                                     Partner                 Partners              (Deficit)
                                                  --------------          --------------        --------------
Balance at December 31, 1996..............        $  (5,516,007)          $    (704,049)        $  (6,220,056)

Net income................................              186,300               3,539,693             3,725,993

Management Incentive Distribution.........             (476,399)                      -              (476,399)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................        $  (5,806,106)          $  (2,835,644)        $  (2,970,462)
                                                  =============           =============         =============


Balance at December 31, 1997..............        $  (4,653,706)          $   1,607,681         $  (3,046,025)

Net income................................                  910                  17,284                18,194

Distribution to limited partners..........                    -              (4,499,998)           (4,499,998)

Management Incentive Distribution.........             (446,576)                      -              (446,576)
                                                  -------------           -------------         -------------

Balance at June 30, 1998..................        $  (5,099,372)          $  (2,875,033)        $  (7,974,405)
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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                      Six Months Ended
                                                                          June 30,
                                                              --------------------------------
                                                                  1998                1997
                                                              ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ........................        $ 7,225,957         $ 7,878,777
   Cash paid to suppliers ............................         (3,350,776)         (3,201,765)
   Cash paid to affiliates ...........................           (493,173)         (1,326,555)
   Interest received .................................             87,273             105,040
   Interest paid .....................................         (1,459,749)         (1,773,870)
   Interest paid to affiliates .......................           (163,246)            (93,213)
   Property taxes paid and escrowed ..................           (491,753)           (434,999)
                                                              -----------         -----------
Net cash provided by operating activities ............          1,354,533           1,153,415
                                                              -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments ..............           (272,587)           (505,246)
   Additions to assets held for sale .................                  -              (3,144)
   Proceeds from sale of real estate .................                  -           5,234,654
                                                              -----------         -----------
Net cash provided by (used in) investing activities...           (272,587)          4,726,264
                                                              -----------         -----------

Cash flows from financing activities:
   Proceeds from mortgage note payable - affiliate....                  -             495,838
   Retirement of mortgage note payable - affiliate....         (3,136,029)                  -
   Principal payments on mortgage notes payable.......           (375,985)           (473,942)
   Net proceeds from mortgage note payable ...........          3,185,000                   -
   Retirement of mortgage note payable ...............                  -          (3,058,762)
   Additions to deferred borrowing costs .............            (61,627)                  -
   Distributions to limited partners .................         (4,499,998)                  -
                                                              -----------         -----------
Net cash used in financing activities ................         (4,888,639)         (3,036,866)
                                                              -----------         -----------

Net increase (decrease) in cash and
   cash equivalents ..................................         (3,806,693)          2,842,813

Cash and cash equivalents at beginning of
   period ............................................          5,755,976           2,660,679
                                                              -----------         -----------

Cash and cash equivalents at end of period ...........        $ 1,949,283         $ 5,503,492
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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided By
                              Operating Activities

                                                                         Six Months Ended
                                                                             June 30,
                                                                -------------------------------
                                                                    1998                1997
                                                                -----------         -----------
Net income .............................................        $    18,194         $ 3,725,993
                                                                -----------         -----------

Adjustments to reconcile net income to net cash provided
   by operating  activities:
   Depreciation and amortization .......................          1,571,560           1,541,154
   Amortization of discounts on mortgage
     notes payable .....................................             30,588              51,786
   Amortization of deferred borrowing costs ............             55,675              65,365
   Gain on sale of real estate .........................                  -          (2,912,440)
   Extraordinary gain on extinguishment of debt ........                  -            (533,764)
   Changes in assets and liabilities:
     Cash segregated for security deposits .............            (25,224)            (38,499)
     Accounts receivable ...............................           (101,918)             17,129
     Prepaid expenses and other assets .................              6,074              12,753
     Escrow deposits ...................................           (222,161)            (11,749)
     Accounts payable ..................................            (76,080)            (45,203)
     Accrued interest ..................................             (2,657)            (48,722)
     Accrued interest - affiliates .....................            (24,977)             18,352
     Accrued property taxes ............................            118,307             126,204
     Other accrued expenses ............................            (25,558)            (20,936)
     Deferred gain on involuntary conversion ...........                  -             (65,800)
     Payable to affiliates - General Partner ...........             50,475            (749,348)
     Security deposits and deferred rental
       revenue .........................................            (17,765)             21,140
                                                                -----------         -----------

       Total adjustments ...............................          1,336,339          (2,572,578)
                                                                -----------         -----------

Net cash provided by operating activities ..............        $ 1,354,533         $ 1,153,415
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

                                  June 30, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the quarter ended June 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

On August 1, 1994, the Partnership obtained an $800,000 mortgage loan from McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII"), an affiliate of the General Partner. The mortgage loan was secured by a second lien on Lakeview Plaza. Terms of the mortgage loan required monthly interest-only payments equal to the prime lending rate of Bank of America plus 1% with the principal balance due August 1, 1997. Effective August 1, 1997, Fund XXVII reconveyed the lien back to the Partnership in consideration of the additional borrowing discussed in the following paragraph.

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage loan from Fund XXVII. See Note 4. Effective August 1, 1997, the Partnership borrowed an additional $800,000 from Fund XXVII. The refinancing and the additional borrowing were both secured by a lien on La Plaza Office Building. Payment terms for the mortgage note and the additional borrowing required monthly interest-only payments equal to 1% plus the prime lending rate of Bank of America. The new mortgage note, together with the additional borrowing, was to mature on February 28, 2000.

On June 18, 1998, the Partnership refinanced the La Plaza mortgage note due to Fund XXVII with a $3,785,000 mortgage loan from an unaffiliated lender. See Note 5.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                            Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                           1998            1997
                                                         --------       --------

Property management fees - affiliates ...........        $364,114       $384,516
Interest - affiliates ...........................         138,269        111,565
Charged to general and administrative affiliates:
  Partnership administration ....................         179,534        192,691
                                                         --------       --------

                                                         $681,917       $688,772
                                                         ========       ========

Charged to General Partner's deficit:
  Management Incentive Distribution .............        $446,576       $476,399
                                                         ========       ========

NOTE 4.
-------

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note from Fund XXVII. The new mortgage note bears interest at a variable rate equal to 1% plus the prime lending rate of Bank of America and requires monthly interest-only debt service payments until the February 28, 2000 maturity date. Cash used to close the refinancing transaction is shown below.

     New loan proceeds......................................      $ 2,336,029
     Amount required to payoff existing debt................       (2,373,955)
                                                                  -----------

     Cash used to refinance mortgage note...................      $   (37,926)
                                                                  ===========

On August 1, 1997, the new La Plaza mortgage note was amended to increase the principal amount by $800,000. The Partnership used the $800,000 additional borrowing to repay the Lakeview Plaza second mortgage note which was also due to Fund XXVII. See also Note 5.

NOTE 5.
-------

On June 18, 1998, the Partnership refinanced the La Plaza mortgage note with a $3,785,000 mortgage note from an unaffiliated lender. However, only $3,185,000 of the mortgage note has been funded by the lender. The remaining $600,000 of loan proceeds will be funded to the Partnership as required for the completion of tenant improvements at La Plaza Office Building, if such tenant improvements are needed to induce prospective or current tenants to lease or release space at the property. Proceeds from the new mortgage note were used to retire the mortgage note and additional borrowing due to Fund XXVII discussed in Note 4 above. The new mortgage note bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest-only payments and quarterly principal payments in an amount necessary to reduce the principal balance of the note by 5% annually. The maturity of the new mortgage note is June 18, 2001. Cash proceeds from the refinancing transaction are as follows:

     New loan proceeds......................................       $ 3,785,000
     Capital improvement escrow.............................          (600,000)
     Amount required to payoff existing debt................        (3,136,029)
                                                                   -----------

     Cash proceeds from refinancing.........................       $    48,971
                                                                   ===========

The Partnership incurred $61,627 of deferred borrowing costs related to the refinancing of the La Plaza mortgage note.

NOTE 6.
-------

On June 5, 1997, the Partnership sold Cave Spring Corners Shopping Center to an unaffiliated purchaser for a cash sales price of $5,250,000. Cave Spring Corners Shopping Center is located in Roanoke, Virginia. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                                          Gain on Sale     Cash Proceeds
                                                                         --------------    -------------

     Cash sales price.......................................             $   5,250,000     $  5,250,000

     Selling costs..........................................                   (15,346)         (15,346)
     Deferred borrowing costs written off...................                    (3,901)
     Straight-line rent receivables written off.............                   (33,977)
     Prepaid leasing commissions written off................                   (25,232)
     Basis of real estate sold..............................                (2,259,104)
                                                                         -------------

     Gain on sale...........................................             $   2,912,440
                                                                         =============      ------------

     Proceeds from sale of real estate......................                                  5,234,654
     Retirement of mortgage note............................                                 (3,058,762)
                                                                                            -----------

     Net cash proceeds......................................                                $ 2,175,892
                                                                                            ===========

NOTE 7.
-------

On March 31, 1996, a fire destroyed or damaged 16 units and 2 laundry rooms at Regency Park Apartments. The total cost to repair the fire damage was $530,148. The Partnership's insurance carrier reimbursed the Partnership for all costs incurred as a result of the fire less a standard deductible. The excess of cash received over the basis of the property destroyed in the fire resulted in a $350,927 gain on involuntary conversion.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of June 30, 1998, the Partnership owned seven apartment buildings, one retail shopping center and one office building. All of the Partnership's properties are subject to mortgage indebtedness.

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

On June 18, 1998, the Partnership refinanced the La Plaza mortgage note. The Partnership obtained a 3-year, $3,785,000 mortgage note from an unaffiliated lender, of which $3,185,000 has been funded by the lender. The outstanding balance of the new mortgage note bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new note requires monthly interest-only payments and quarterly principal payments in an amount necessary to reduce the principal balance of the note by 5% annually. The maturity of the new mortgage note is June 18, 2001.

RESULTS OF OPERATIONS
---------------------

The Partnership reported a net income of $20,946 and $18,194 for the three month and six month periods ended June 30, 1998, as compared to net income of $3,961,205 and $3,725,993 for the same periods of 1997. However, net income for the 1997 periods includes the $2,912,440 gain on the sale of Cave Spring Corners, a $533,746 extraordinary gain on extinguishment of debt, a $65,800 gain on involuntary conversion, as well as results of operations from Cave Spring Corners and Iberia Plaza, properties that the Partnership sold during 1997. After adjusting results of operations for these items, and removing certain residual expenses pertaining to Cave Spring Corners and Iberia Plaza from results of operations for 1998, the Partnership recorded net income of $22,864 for the first six months of 1998 as compared to a loss of $50,863 for the first six months of 1997.

Revenues:

Rental revenue decreased 6.4% for both the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. The decrease is primarily attributable to the loss of revenues from Cave Spring Corners and Iberia Plaza. The Partnership's remaining properties increased their rental revenues $166,194 or 2.3% for the six month period ended June 30, 1998 as compared to the same period of 1997. Rental revenues increased at five of the Partnership's nine properties. Briarwood Apartments, Coppermill Apartments, Quail Meadows Apartments, Sandpiper Apartments and Spanish Oaks Apartments all reported increases in both rental and occupancy rates. On a percentage basis, the increases amounted to 10.6%, 7.6%, 11.9%, 4.1% and 5.9%, respectively. Orchard Apartments and Regency Park Apartments also increased their rental rates, but increased vacancy losses more than offset the increased rental rates leading to a 5.4% and 1.5% decrease in rental revenue at the two properties.

The Partnership's two remaining commercial properties, La Plaza Office Building and Lakeview Plaza, both recorded decreased rental revenue. Decreased occupancy at La Plaza Office Building resulted in a 6.3% decrease in rental revenue at the Las Vegas property. Lakeview Plaza encountered both decreased rental rates and occupancy rates as the Lexington property reported a 14.3% decrease in rental revenue.

Interest revenue of the Partnership decreased 51% and 17% for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. Interest revenue decreased because the Partnership had decreased amounts of cash invested in interest-bearing accounts.

Revenues for the second quarter of 1997 also included a $2,912,440 gain on the June 5, 1997 sale of Cave Spring Corners and a $65,800 gain on involuntary conversion related to a 1996 fire at Regency Park Apartments. No such events occurred during the first six months of 1998.

Expenses:

Partnership expenses decreased 3.2% and 4.2% for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. As with rental revenues, the decrease was primarily due to the 1997 sale of Cave Spring Corners and Iberia Plaza. Expenses at the remainder of the Partnership's properties increased $74,800 or 1.0% for the six month period. The discussion of expenses in the following paragraphs excludes expenses related to Cave Spring Corners and Iberia Plaza. Significant changes in expense items include an increase in interest paid to affiliates, other operating expenses, and general and administrative expenses.

Although total interest expense at the Partnership's remaining properties decreased $50,091 or 2.9% for the first six months of 1998, the allocation of interest expense between non-affiliates and affiliates changed such that interest paid to affiliates increased $26,704 or 24% for the six months ended June 30, 1998, but decreased $9,678 or 13.1% for the three months ended June 30, 1998. The La Plaza mortgage note was refinanced on February 28, 1997 from a non-affiliate lender to an affiliated lender. The affiliate mortgage remained in place until the note was again refinanced with a non-affiliate on June 18, 1998.

Other operating expenses at the Partnership's remaining properties decreased $75,894 or 16.6% for the first six months of 1998 as compared to the same period of 1997. Included in other operating expenses for the second quarter of 1997 were certain legal fees and other costs incurred at Briarwood Apartments. These fees and costs were incurred to settle litigation involving a former employee of the property.

General and administrative expenses increased $123,842 to $187,215 and $230,404 to $379,074 for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. The increase was due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the second quarter of 1998, cash flow provided by operating activities increased 17.4% to $1,354,533. The increased cash flow is principally due to an $833,382 decrease in cash paid to affiliates and a $314,121 decrease in interest paid to non-affiliates. The Partnership paid $944,226 of reimbursable costs to affiliates of the General Partner during the first six months of 1997, but paid only $148,732 of such reimbursements for the same period of 1998.

Short-term liquidity:

At June 30, 1998, the Partnership held cash reserves of $1,949,283, a decrease of $3,806,693 from the balance at the end of 1997. On March 30, 1998, the Partnership distributed $4,499,998 to the limited partners. No payments of MID have yet been made to the General Partner in 1998. Considering the current performance of the Partnership's properties and budgeted capital improvements for 1998, the General Partner considers the current balance of cash and cash reserves adequate to meet the Partnership's cash needs for the rest of 1998. The next balloon payment on the Partnership's mortgage notes is not scheduled to occur until June 2001.

The Partnership continues to invest in capital improvements for its properties. For the first six months of 1998, the Partnership invested $272,587 in capital improvements. A total of $1.6 million of capital improvements are budgeted for 1998. The largest capital improvement project will be tenant improvements at the La Plaza Office Building, if the Partnership executes a new lease with a major tenant that requires substantial tenant improvements. The new La Plaza mortgage note contains a commitment by the lender to lend up to $3,785,000. The amount of the loan funded to date is only $3,185,000. The lender will fund the remaining $600,000 to provide for tenant improvements necessary at La Plaza, if the Partnership signs a lease with a major tenant that requires the Partnership to make such tenant improvements.

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

As   previously   announced,    the   Partnership   has   retained   PaineWebber
("PaineWebber"), Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the six month periods ended June 30, 1998 and 1997, the General Partner received allocations of net income of $910 and $186,300, respectively. The limited partners received allocations of net income of $17,284 and $3,539,693, respectively.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case has been stayed pending settlement discussions. While actively working toward a final resolution, there can be no assurances regarding settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------'

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

         27.                      Financial Data Schedule for the quarter  ended
                                  June 30, 1998.

         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b) Reports on Form 8-K. There were no Form 8-K's file during the quarter ended June 30, 1998.

                         McNEIL REAL ESTATE FUND X, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND X, LTD.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner






August 14, 1998                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)





August 14, 1998                     By: /s/  Brandon K. Flaming
---------------                        -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)