Form 10-Q
period 1998-09-30
MCNEIL REAL ESTATE FUND X LTD
filed 1998-11-16
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


      For the quarterly period ended          September 30, 1998
                                      ------------------------------------------

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




              13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code       (972) 448-5800
                                                --------------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                         McNEIL REAL ESTATE FUND X, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,       December 31,
                                                                              1998              1997
                                                                         -------------       ------------
ASSETS
------

Real estate investments:
   Land .........................................................        $  8,836,046         $  8,836,046
   Buildings and improvements ...................................          73,136,380           72,544,744
                                                                         ------------         ------------
                                                                           81,972,426           81,380,790
   Less:  Accumulated depreciation ..............................         (55,163,939)         (52,814,364)
                                                                         ------------         ------------
                                                                           26,808,487           28,566,426

Cash and cash equivalents .......................................           2,455,467            5,755,976
Cash segregated for security deposits ...........................             423,002              358,396
Accounts receivable .............................................             509,236              356,496
Prepaid expenses and other assets ...............................             206,092              212,031
Escrow deposits .................................................           1,053,988              816,017
Deferred borrowing costs, net of accumulated
   amortization of $539,436 and $452,021 at
   September 30, 1998 and December 31, 1997,
   respectively .................................................           1,029,902            1,047,074
                                                                         ------------         ------------

                                                                         $ 32,486,174         $ 37,112,416
                                                                         ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net .....................................        $ 36,294,443         $ 33,633,574
Mortgage notes payable - affiliates .............................                  --            3,136,029
Accounts payable ................................................                 554               76,689
Accrued interest ................................................             269,317              244,393
Accrued interest - affiliates ...................................                  --               24,977
Accrued property taxes ..........................................             797,793              470,105
Other accrued expenses ..........................................             287,377              296,729
Payable to affiliates - General Partner .........................           2,663,433            1,858,835
Security deposits and deferred rental revenue ...................             390,363              417,110
                                                                         ------------         ------------
                                                                           40,703,280           40,158,441
                                                                         ------------         ------------
Partners' equity (deficit):
   Limited partners - 135,200 limited partnership units
     authorized;  134,980 limited partnership units out-
     standing at September 30, 1998 and December 31, 1997                  (2,896,873)           1,607,681
   General Partner ..............................................          (5,320,233)          (4,653,706)
                                                                         ------------         ------------
                                                                           (8,217,106)          (3,046,025)
                                                                         ------------         ------------
                                                                         $ 32,486,174         $ 37,112,416
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

                         McNEIL REAL ESTATE FUND X, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                       Nine Months Ended
                                                         September 30,                             September 30,
                                              ----------------------------------         ---------------------------------
                                                   1998                  1997                1998                 1997
                                              -------------         ------------         ------------         ------------
Revenue:
   Rental revenue .....................        $  3,753,391         $  3,876,031         $ 11,112,083         $ 11,737,096
   Interest ...........................              21,214               52,185              108,487              157,225
   Gain on involuntary
     conversion .......................                  --                   --                   --               65,800
   Gain on sale of real estate ........                  --                   --                   --            2,912,440
                                               ------------         ------------         ------------         ------------
     Total revenue ....................           3,774,605            3,928,216           11,220,570           14,872,561
                                               ------------         ------------         ------------         ------------

Expenses:
   Interest ...........................             847,804              837,874            2,391,159            2,680,173
   Interest - affiliates ..............                  --               74,943              138,269              186,508
   Depreciation and
     amortization .....................             778,015              783,849            2,349,575            2,325,003
   Property taxes .....................             241,662              252,066              724,986              791,231
   Personnel expenses .................             498,729              473,914            1,406,977            1,359,277
   Utilities ..........................             299,865              324,981              905,760              977,802
   Repair and maintenance .............             520,866              499,007            1,387,962            1,461,726
   Property management
     fees - affiliates ................             184,070              192,119              548,184              576,635
   Other property operating
     expenses .........................             217,312              268,173              604,614              759,326
   General and administrative .........             122,130               84,147              501,204              232,817
   General and administrative -
     affiliates .......................              87,142               86,513              266,676              279,204
                                               ------------         ------------         ------------         ------------
     Total expenses ...................           3,797,595            3,877,586           11,225,366           11,629,702
                                               ------------         ------------         ------------         ------------
Income (loss) before
   extraordinary item .................             (22,990)              50,630               (4,796)           3,242,859
Extraordinary gain on
   extinguishment of debt .............                  --                   --                   --              533,764
                                               ------------         ------------         ------------         ------------
Net income (loss) .....................        $    (22,990)        $     50,630         $     (4,796)        $  3,776,623
                                               ============         ============         ============         ============

Net income  (loss) allocated
   to limited partners ................        $    (21,840)        $ (1,646,820)        $     (4,556)        $  1,892,873
Net income (loss) allocated
   to General Partner .................              (1,150)           1,697,450                 (240)           1,883,750
                                               ------------         ------------         ------------         ------------
Net income (loss) .....................        $    (22,990)        $     50,630         $     (4,796)        $  3,776,623
                                               ============         ============         ============         ============

Net income (loss) per limited
   partnership unit:
   Income (loss) before
     extraordinary item ...............        $       (.16)        $     (10.42)        $       (.03)        $      12.04
   Extraordinary gain (loss) on
     extinguishment of debt ...........                  --                (1.78)                  --                 1.98
                                               ------------         ------------         ------------         ------------
Net income (loss) .....................        $       (.16)        $     (12.20)        $       (.03)        $      14.02
                                               ============         ============         ============         ============

Distributions per limited
   partnership unit ...................        $         --         $         --         $      33.34         $         --
                                               ============         ============         ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997


                                                                                              Total
                                                                                            Partners'
                                                     General              Limited            Equity
                                                     Partner             Partners           (Deficit)
                                                 ---------------       ------------        -----------
Balance at December 31, 1996 ............        $   (5,516,007)       $  (704,049)        $(6,220,056)

Net income ..............................             1,883,750          1,892,873           3,776,623

Management Incentive Distribution........              (712,457)                --            (712,457)
                                                 --------------        -----------         -----------

Balance at September 30, 1997 ...........        $   (4,344,714)       $ 1,188,824         $(3,155,890)
                                                 ==============        ===========         ===========


Balance at December 31, 1997 ............        $   (4,653,706)       $ 1,607,681         $(3,046,025)

Net loss ................................                  (240)            (4,556)             (4,796)

Distribution to limited partners ........                    --         (4,499,998)         (4,499,998)

Management Incentive Distribution .......              (666,287)                --            (666,287)
                                                 --------------        -----------         -----------

Balance at September 30, 1998 ...........        $   (5,320,233)       $(2,896,873)        $(8,217,106)
                                                 ==============        ===========         ===========







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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                         Nine Months Ended
                                                                            September 30,
                                                                   ----------------------------------
                                                                       1998                 1997
                                                                   -------------        -------------

Cash flows from operating activities:
   Cash received from tenants .............................        $ 10,886,830         $ 11,745,590
   Cash paid to suppliers .................................          (4,866,162)          (4,803,730)
   Cash paid to affiliates ................................            (676,549)          (1,604,805)
   Interest received ......................................             108,487              157,225
   Interest paid ..........................................          (2,232,939)          (2,556,083)
   Interest paid to affiliates ............................            (163,246)            (168,156)
   Property taxes paid and escrowed .......................            (674,012)            (627,633)
                                                                   ------------         ------------
Net cash provided by operating activities .................           2,382,409            2,142,408
                                                                   ------------         ------------

Cash flows from investing activities:
   Additions to real estate investments ...................            (591,636)            (854,102)
   Proceeds from sale of real estate ......................                  --            5,234,654
                                                                   ------------         ------------
Net cash provided by (used in) investing activities........            (591,636)           4,380,552
                                                                   ------------         ------------

Cash flows from financing activities:
   Proceeds from mortgage note payable - affiliate ........                  --            2,336,029
   Retirement of mortgage note payable - affiliate ........          (3,136,029)                  --
   Principal payments on mortgage notes payable ...........            (570,012)            (691,008)
   Net proceeds from mortgage note payable ................           3,185,000              533,764
   Retirement of mortgage notes payable ...................                  --           (5,432,717)
   Additions to deferred borrowing costs ..................             (70,243)                  --
   Distributions to limited partners ......................          (4,499,998)                  --
   Management Incentive Distribution paid .................                  --           (2,000,000)
                                                                   ------------         ------------
Net cash used in financing activities .....................          (5,091,282)          (5,253,932)
                                                                   ------------         ------------

Net increase (decrease) in cash and
   cash equivalents .......................................          (3,300,509)           1,269,028

Cash and cash equivalents at beginning of
   period .................................................           5,755,976            2,660,679
                                                                   ------------         ------------

Cash and cash equivalents at end of period ................        $  2,455,467         $  3,929,707
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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided By
                              Operating Activities

                                                                             Nine Months Ended
                                                                               September 30,
                                                                      -------------------------------
                                                                          1998                1997
                                                                      ------------        -----------
Net income (loss) ............................................        $    (4,796)        $ 3,776,623
                                                                      -----------         -----------

Adjustments to reconcile net income (loss) to net cash
   provided by operating  activities:
   Depreciation and amortization .............................          2,349,575           2,325,003
   Amortization of discounts on mortgage
     notes payable ...........................................             45,881              77,679
   Amortization of deferred borrowing costs ..................             87,415              96,692
   Gain on sale of real estate ...............................                 --          (2,912,440)
   Extraordinary gain on extinguishment of debt ..............                 --            (533,764)
   Changes in assets and liabilities:
     Cash segregated for security deposits ...................            (64,606)            (27,269)
     Accounts receivable .....................................           (152,740)             (4,391)
     Prepaid expenses and other assets .......................              5,939              62,397
     Escrow deposits .........................................           (237,971)           (235,794)
     Accounts payable ........................................            (76,135)            (45,448)
     Accrued interest ........................................             24,924             (50,281)
     Accrued interest - affiliates ...........................            (24,977)             18,352
     Accrued property taxes ..................................            327,688             362,052
     Other accrued expenses ..................................             (9,352)             12,761
     Deferred gain on involuntary conversion .................                 --             (65,800)
     Payable to affiliates - General Partner .................            138,311            (748,966)
     Security deposits and deferred rental
       revenue ...............................................            (26,747)             35,002
                                                                      -----------         -----------

       Total adjustments .....................................          2,387,205          (1,634,215)
                                                                      -----------         -----------

Net cash provided by operating activities ....................        $ 2,382,409         $ 2,142,408
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

                               September 30, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

On August 1, 1994, the Partnership obtained an $800,000 mortgage loan from McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII"), an affiliate of the General Partner. The mortgage note was secured by a second lien on Lakeview Plaza. Terms of the mortgage note required monthly interest-only payments equal to 1% plus the prime lending rate of Bank of America with the principal balance due August 1, 1997. Effective August 1, 1997, Fund XXVII reconveyed the lien back to the Partnership in consideration of the additional borrowing discussed in the following paragraph.

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage loan from Fund XXVII. See Note 4. Effective August 1, 1997, the new La Plaza mortgage note was amended to increase the principal amount by $800,000. The Partnership used the $800,000 additional borrowing to repay the Lakeview second mortgage note that was also due to Fund XXVII. The refinancing and the additional borrowing were both secured by a lien on La Plaza Office Building. Payment terms for the mortgage note and the additional borrowing required monthly interest-only payments equal to 1% plus the prime lending rate of Bank of America. The new mortgage note, together with the additional borrowing, was to mature on February 28, 2000.

On June 18, 1998, the Partnership refinanced the La Plaza mortgage note due to Fund XXVII with a $3,785,000 mortgage note from an unaffiliated lender. See Note 5.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                        Nine Months Ended
                                                                          September 30,
                                                                ----------------------------
                                                                   1998              1997
                                                                ----------        ----------
Property management fees - affiliates ..................        $  548,184        $  576,635
Interest - affiliates ..................................           138,269           186,508
Charged to general and administrative affiliates:
  Partnership administration ...........................           266,676           279,204
                                                                ----------        ----------

                                                                $  953,129        $1,042,347
                                                                ==========        ==========

Charged to General Partner's deficit:
  Management Incentive Distribution ....................        $  666,287        $  712,457
                                                                ==========        ==========

NOTE 4.
-------

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note from Fund XXVII. The mortgage note carried a variable interest rate equal to 1% plus the prime lending rate of Bank of America and required monthly interest-only debt service payments until the February 28, 2000 maturity date.
Cash used to close the refinancing transaction is shown below.

     New loan proceeds......................................   $ 2,336,029
     Amount required to payoff existing debt................    (2,373,955)
                                                               -----------

     Cash used to refinance mortgage note...................   $   (37,926)
                                                               ===========

On August 1, 1997, the new La Plaza mortgage note was amended to increase the principal amount by $800,000. The Partnership used the $800,000 additional borrowing to repay the Lakeview Plaza second mortgage note which was also due to Fund XXVII. See Note 5.

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
                                                               ===========

The Partnership incurred $70,243 of deferred borrowing costs related to the refinancing of the La Plaza mortgage note.

NOTE 6.
-------

On January 26, 1996, the Partnership refinanced the Spanish Oaks mortgage note. In connection with the refinancing, the Partnership and the prior lienholder agreed to a discounted payoff of the prior mortgage note that resulted in an $803,360 extraordinary gain on extinguishment of debt. $269,596 of the extraordinary gain was recognized during the first quarter of 1996. The remaining $533,764 of the extraordinary gain was recognized during the second quarter of 1997 after negotiations concerning the amount of the payoff were completed.

NOTE 7.
-------

On June 5, 1997, the Partnership sold Cave Spring Corners Shopping Center to an unaffiliated purchaser for a cash sales price of $5,250,000. Cave Spring Corners Shopping Center is located in Roanoke, Virginia. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                          Gain on Sale       Cash Proceeds
                                                          ------------       -------------
Cash sales price .................................        $ 5,250,000         $ 5,250,000

Selling costs ....................................            (15,346)            (15,346)
Deferred borrowing costs written off .............             (3,901)
Straight-line rent receivables written off........            (33,977)
Prepaid leasing commissions written off ..........            (25,232)
Basis of real estate sold ........................         (2,259,104)
                                                          -----------         -----------

Gain on sale .....................................        $ 2,912,440
                                                          ===========

Proceeds from sale of real estate ................                              5,234,654
Retirement of mortgage note ......................                             (3,058,762)
                                                                              -----------

Net cash proceeds ................................                            $ 2,175,892
                                                                              ===========

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

Because only part of the insurance proceeds were received by December 31, 1996, only $285,127 of the gain on involuntary conversion was recognized on the Partnership's Statement of Operations for the year ended December 31, 1996. The remainder of the gain was shown as a $65,800 deferred gain on involuntary conversion on the Partnership's December 31, 1996 Balance Sheet. The $65,800 deferred gain was recognized during the second quarter of 1997 as a gain on involuntary conversion when the Partnership received the remaining proceeds of $96,303 from its insurance carrier.

NOTE 9.
-------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of September 30, 1998, the Partnership owned seven apartment buildings, one retail shopping center and one office building. All of the Partnership's properties are subject to mortgage indebtedness.

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

RESULTS OF OPERATIONS
---------------------

The Partnership reported net losses of $22,990 and $4,796, respectively, for the three month and nine month periods ended September 30, 1998, as compared to net income of $50,630 and $3,776,623 for the same periods of 1997. However, net income for the 1997 periods includes the $2,912,440 gain on the sale of Cave Spring Corners, a $533,764 extraordinary gain on extinguishment of debt, a $65,800 gain on involuntary conversion, as well as results of operations from Cave Spring Corners and Iberia Plaza, properties that the Partnership sold during 1997. After adjusting for these items, and removing certain residual expenses pertaining to Cave Spring Corners and Iberia Plaza from results of operations for 1998, the Partnership recorded net income of $8,244 for the first nine months of 1998 as compared to a net loss of $30,225 for the first nine months of 1997.

Revenues:

Rental revenue decreased 3.2% and 5.3% for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997. The decrease is attributable to the loss of revenues from Cave Spring Corners and Iberia Plaza. The Partnership's remaining properties increased their rental revenues $207,018 or 1.9% for the nine month period ended September 30, 1998 as compared to the same period of 1997. Rental revenues increased at six of the Partnership's seven residential properties. Briarwood Apartments, Coppermill Apartments, Quail Meadows Apartments, Sandpiper Apartments and Spanish Oaks Apartments reported increases in net rental revenue ranging from 3.5% to 8.9%. These five properties reported both increased rental rates and improving occupancy rates. Regency Park Apartments increased rental revenue 2.3%. An increase in base rental rates at Regency Park Apartments was partially offset by increased vacancy loss. Rental revenue at Orchard Apartments decreased 4.4% as a small increase in rental rates was more than offset by increased vacancy, discounts and other rental losses.

The Partnership's two remaining commercial properties, La Plaza Office Building and Lakeview Plaza, both recorded decreased rental revenue. Decreased occupancy at La Plaza Office Building resulted in a 7.7% decrease in total revenue at the Las Vegas property. Lakeview Plaza encountered both decreased rental rates and occupancy rates as the Lexington property reported a 13.9% decrease in rental revenue.

Interest revenue of the Partnership decreased 59% and 31% for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997. Interest revenue decreased as the Partnership had decreased amounts of cash invested in interest-bearing accounts.

Revenues for 1997 also included a $2,912,440 gain on the June 5, 1997 sale of Cave Spring Corners and a $65,800 gain on involuntary conversion related to a 1996 fire at Regency Park Apartments. No such events occurred during the first nine months of 1998.

Expenses:

Partnership expenses decreased 2.1% and 3.5% for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997. As with rental revenues, the decrease was primarily due to the 1997 sale of Cave Spring Corners and Iberia Plaza. Expenses at the remainder of the Partnership's properties increased $119,946 or 1.1% for the nine month period. The discussion of expenses in the following paragraphs excludes expenses related to Cave Spring Corners and Iberia Plaza. Significant changes in expense items include a decrease in interest paid to affiliates, decreased other operating expenses, and increased general and administrative expenses.

Although total interest expense at the Partnership's remaining properties decreased 7.1% and 2.4% for the three month and nine month periods ended
September 30, 1998, the allocation of interest expense between non-affiliates and affiliates changed due to the June 18, 1998 refinancing of the La Plaza mortgage note. With the La Plaza refinancing, the Partnership paid off all affiliate mortgage notes. Interest paid to affiliates therefore decreased 26% for the nine month period ended September 30, 1998, and was completely eliminated for the three month period ended September 30, 1998.

Other operating expenses at the Partnership's remaining properties decreased $103,058 or 14.7% for the first nine months of 1998 as compared to the same period of 1997. Included in other operating expenses for the third quarter of 1997 were certain legal fees and other costs incurred at Briarwood Apartments. These fees and costs were incurred to settle litigation involving a former employee of the property.

General and administrative expenses increased $37,983 to $122,130 and $268,387 to $501,204 for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997. The increase was due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the first nine months of 1998, cash flow provided by operating activities increased 11.2% to $2,382,409. The increased cash flow is principally due to an $928,256 decrease in cash paid to affiliates and a $323,143 decrease in interest paid to non-affiliates. The Partnership paid $1,031,472 of reimbursable costs to affiliates of the General Partner during the first nine months of 1997, but paid only $148,732 of such reimbursements for the same period of 1998.

Short-term liquidity:

At September 30, 1998, the Partnership held cash reserves of $2,455,467, a decrease of $3,300,509 from the balance at the end of 1997. On March 30, 1998, the Partnership distributed $4,499,998 to the limited partners ($33.34 per limited partnership unit). No payments of MID have yet been made to the General Partner in 1998. Considering the current performance of the Partnership's properties and budgeted capital improvements for 1998, the General Partner considers the current balance of cash and cash reserves adequate to meet the Partnership's cash needs for the rest of 1998. The next balloon payment on the Partnership's mortgage notes is not scheduled to occur until June 2001.

The Partnership continues to invest in capital improvements for its properties. For the first nine months of 1998, the Partnership invested $591,636 in capital improvements. A total of $1.6 million of capital improvements are budgeted for 1998. The largest capital improvement project will be tenant improvements at the La Plaza Office Building, if the Partnership executes a new lease with a major tenant that requires substantial tenant improvements. The new La Plaza mortgage note contains a commitment by the lender to lend up to $3,785,000. The amount of the loan funded to date is only $3,185,000. The lender will fund the remaining $600,000 to provide for tenant improvements necessary at La Plaza, if the Partnership signs a lease with a major tenant that requires the Partnership to make such tenant improvements.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the nine month periods ended September 30, 1998 and 1997, the General Partner was allocated net loss of $240 and net income of $1,883,750, respectively. The limited partners were allocated net loss of $4,556 and net income of $1,892,873 for the nine month periods ended September 30, 1998 and 1997, respectively.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

Management has reviewed its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management intends to inventory all such systems and query suppliers, vendors and manufacturers to determine year 2000 compliance. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant. Management is in the process of identifying those risks as well as developing a contingency plan to mitigate potential adverse effects from non-compliance.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

         27.                      Financial Data Schedule for the quarter  ended
                                  September 30, 1998.

         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b) Reports on Form 8-K. There were no Form 8-K's file during the quarter ended September 30, 1998.

                         McNEIL REAL ESTATE FUND X, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND X, LTD.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner






November 16, 1998                 By: /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)





November 16, 1998                 By: /s/  Brandon K. Flaming
-----------------                    -------------------------------------------
Date                                  Brandon K. Flaming
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)