Form 10-K405
period 1998-12-31
MCNEIL REAL ESTATE FUND X LTD
filed 1999-03-31
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended                  December 31, 1998
                                ------------------------------------------------

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

On December 14, 1979, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $67,500,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on July 17, 1980, with 135,000 Units sold at $500 each, or gross proceeds of $67,500,000 to the Partnership. The original general partners purchased an additional 200 Units for $100,000. Limited partners relinquished 220 Units between 1993 and 1996, leaving 134,980 Units outstanding at December 31, 1998.

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

The Amended Partnership Agreement provides for a Management Incentive Distribution ("MID") to replace all other forms of general partner compensation other than property management fees and reimbursement of certain costs.
Additional Units may be issued in connection with the payment of the MID pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." For a discussion of the methodology for calculating and distributing the MID, see Item 13 - Certain Relationships and Related Transactions.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1998, the Partnership owned nine income-producing properties as described in Item 2 -Properties.

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

Business Plan:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

Environmental Matters:

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described above, Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

Other Information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $72 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $85.50 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of February 1, 1999, High River has purchased 8.8% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

ITEM 2.  PROPERTIES
-------  ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1998. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable." See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III
- "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                                Net Basis                          1998           Date
Property              Description              of Property       Debt         Property Tax      Acquired
--------              -----------              -----------       ----         ------------      --------

Briarwood (1)         Apartments
Tucson, AZ            196 units            $      1,648,259    $  2,044,440    $   54,082         07/80

Coppermill (2)        Apartments
Tulsa, OK             544 units                   3,042,433       4,927,868       106,108         10/80

La Plaza (3)          Office Building
Las Vegas, NV         105,500 sq. ft.             4,526,059       3,185,000        64,745         09/80

Lakeview Plaza        Retail Center
Lexington, KY         172,252 sq. ft.             3,396,292       2,930,625        84,490         07/80

Orchard (4)           Apartments
Lawrence, IN          378 units                   3,021,223       5,951,986       221,516         12/80

Quail Meadows (5)     Apartments
Wichita, KS           440 units                   3,753,617       5,644,355        64,497         06/80

Regency Park (6)      Apartments
Ft. Wayne, IN         226 units                   1,816,392       2,319,427       126,831         06/80

Sandpiper (7)         Apartments
Westminster, CO       360 units                   3,334,342       5,244,361       112,562         04/80

Spanish Oaks (8)      Apartments
San Antonio, TX       239 units                   2,123,797       3,892,238       131,743         08/80
                                            ---------------   -------------     ---------

                                           $     26,662,414  $   36,140,300    $  966,574
                                            ===============   =============     =========

----------------------------------------
Total:   Apartments  - 2,383 units
         Retail Center - 172,252 sq. ft.
         Office Building - 105,500 sq. ft.

(1) Briarwood Apartments is owned by Briarwood Fund X Limited Partnership, which is wholly-owned by the Partnership.

(2)      Coppermill  Apartments     is   owned  by    Coppermill  Fund X Limited
         Partnership,  which is  wholly-owned by the  Partnership.

(3) La Plaza Office Building is owned by La Plaza Center Fund X Limited Partnership, which is wholly-owned by the Partnership.

(4) Orchard Apartments is owned by Orchard Fund X Limited Partnership, which is wholly-owned by the Partnership.

(5) Quail Meadows Apartments is owned by Quail Meadows Fund X Limited Partnership, which is wholly-owned by the Partnership.

(6) Regency Park Apartments is owned by Regency Park Fund X Associates, L.P. which is wholly-owned by the Partnership and the General Partner.

(7)       Sandpiper   Apartments    is     owned  by   Sandpiper  Fund X Limited
          Partnership, which is wholly-owned by the Partnership.

(8) Spanish Oaks Apartments is owned by Spanish Fund X, Ltd., which is wholly-owned by the Partnership.

The following table sets forth the occupancy rates and rent per square foot of the Partnership's properties for each of the last five years:

                                        1998           1997            1996           1995          1994
                                    -------------  -------------  --------------  -------------  ----------

Briarwood
   Occupancy Rate............             93%             95%            84%            92%             99%
   Rent Per Square Foot......          $10.17          $ 9.57         $ 9.34         $ 9.91          $ 9.62

Coppermill
   Occupancy Rate............             98%             92%            89%            94%             92%
   Rent Per Square Foot......          $ 6.47          $ 6.01         $ 5.74         $ 5.46          $ 5.28

La Plaza
   Occupancy Rate............             78%             78%            88%            77%             97%
   Rent Per Square Foot......          $12.05          $13.06         $12.41         $10.10          $13.97

Lakeview Plaza
   Occupancy Rate............             97%             92%            99%            98%            100%
   Rent Per Square Foot......          $ 4.65          $ 5.26         $ 5.55         $ 4.71          $ 5.69

Orchard
   Occupancy Rate............             95%             86%            93%            98%             94%
   Rent Per Square Foot......          $ 7.23          $ 7.26         $ 7.40         $ 7.25          $ 6.95

Quail Meadows
   Occupancy Rate............             86%             97%            91%            94%             89%
   Rent Per Square Foot......          $ 7.07          $ 6.65         $ 6.21         $ 5.80          $ 5.62

Regency Park
   Occupancy Rate............             90%             87%            89%            92%             94%
   Rent Per Square Foot......          $ 5.61          $ 5.49         $ 5.19         $ 5.45          $ 5.09

Sandpiper
   Occupancy Rate............             96%             94%            96%            94%             95%
   Rent Per Square Foot......          $10.22          $ 9.83         $ 9.48         $ 9.29          $ 8.93

Spanish Oaks
   Occupancy Rate............             87%             94%            87%            90%             91%
   Rent Per Square Foot......          $ 6.32          $ 6.13         $ 6.17         $ 6.18          $ 5.97


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

Competitive Conditions at Properties
------------------------------------

Briarwood Apartments
--------------------

Most of the tenants at Briarwood Apartments are students at nearby University of Arizona. Briarwood has an excellent location near the University and a bike route to the University. Due to the heavy student-tenant profile, occupancy at the property typically drops during the summer months. After a two-year decline, the Tucson market began a recovery in the second half of 1997. New construction in the submarket has ceased, except for dormitory rooms being added by the University of Arizona. Briarwood's excellent location helps the property absorb market fluctuations better than most of its competitors.

Coppermill Apartments
---------------------

The occupancy rate at Coppermill Apartments was 98% at year end, ahead of the 94-95% range for the market. Most properties in southern Tulsa, including Coppermill, were built by the same developer using identical floor plans. Thus, the local market is very price-sensitive. Management is working to differentiate Coppermill's units by upgrading interior fixtures and appliances. Major road work commenced in November 1998 in front of Coppermill. The road work is expected to completely block the two main entrances to the property. As a result, occupancy rates are expected to decrease as prospective and current tenants will find it difficult to get to the property. The road work is expected to continue throughout 1999.

La Plaza Business Center
------------------------

The year end occupancy rate at La Plaza Business Center was 78%, unchanged from a year earlier. Subsequent to year end, however, the Partnership signed a lease with an existing tenant for expansion space that will increase the property's occupancy rate to 91%. The Partnership continues to invest significant sums into capital improvements at La Plaza for tenant improvements, building code compliance, updating building interiors, and reconfiguring interior space. The investments will continue throughout 1999. The Partnership intends to fund the tenant improvements as lease negotiations proceed with new tenants. Demand for office space in Las Vegas is expected to be strong in 1999. New construction is aimed at the high-end of the market, and is not expected to compete with La Plaza.

Lakeview Plaza
--------------

Over the past three years, there has been significant turnover amongst the property's tenants. One of the two anchor tenants sublet its space to two tenants in 1996. Several new tenants signed leases during 1998. The property's occupancy rate reached 97% at the end of 1998. The local market area appears to be strong, with several national retailers opening new stores or announcing plans for new stores in the Lexington area. There are several, newer competing properties in close proximity to Lakeview Plaza.

Orchard Apartments
------------------

An aggressive marketing campaign and increasing market occupancy rates combined to raise the occupancy rate at Orchard Apartments to 95% at the end of 1998. Construction of new apartment properties is expected to have an overall impact on Indianapolis market conditions, but should not directly impact Orchard Apartments. The new construction is directed at the higher end of the market. Continued first-time home buying is expected to be the property's principal challenge for 1999. Orchard Apartments has good curb appeal, attractive grounds and a favorable local reputation. These factors allow Orchard Apartments to command rental rates slightly in excess of its competitors.

Quail Meadows Apartments
------------------------

Quail Meadows Apartments is one of the nicer properties in the Wichita area. Both interiors and exteriors of the property are above average relative to the property's competition. Quail Meadows traditionally maintains occupancy rates higher than market averages. However, extensive layoffs in the local aircraft industry during the fourth quarter of 1998 have noticeably affected the market, and especially Quail Meadows. Market occupancy rates decreased to 91%, and Quail Meadows occupancy rate dropped to 86% by the end of 1998. Management is deferring rental rate increases until the property's occupancy rate recovers. Another concern is the continued construction of new apartment projects in the Wichita market.

Regency Park Apartments
-----------------------

The primary challenge for Regency Park Apartments is a strong single-family housing market augmented by low interest rates for home buyers. However, the capital improvements placed in service over the past several years have enabled Regency Park to be a solid performer in its market. The property competes with numerous properties, some of which are newer or have more appeal to prospective tenants. The rental market in the Ft. Wayne area, however, remains price sensitive. Improvements in operating results generally are coming through improved occupancy rather than rate increases.

Sandpiper Apartments
--------------------

Capital improvements placed in service since 1992 and a strong local economy have allowed Sandpiper Apartments to repeatedly increase its base rental rates. Occupancy and rental rates are above market averages. There is significant new construction under development in the metropolitan area, but only minimal construction is expected in Sandpiper's submarket. A well-maintained Sandpiper should be able to maintain high occupancy rates as well as periodically increase rental rates.

Spanish Oaks Apartments
-----------------------

Occupancy rates at Spanish Oaks Apartments have been suppressed the past three years due to competition with new construction, older properties that have been renovated, military cutbacks at nearby Fort Sam Houston, and rate hikes at Spanish Oaks. Rental rates at Spanish Oaks remain below San Antonio market averages. The interiors at Spanish Oaks will need to be updated to allow the property to raise its rents to current market levels.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1999 through 2008:

                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           -----------           -----------           -------          -----------
La Plaza
1999                         12                       11,874         $   184,416             12%
2000                         11                       22,142             356,897             23%
2001                          6                       23,691             370,425             24%
2002                          2                       37,524             616,135             40%
2003-2008                     -                            -                   -              -

Lakeview Plaza
1999                          2                        6,071              64,509              8%
2000                          2                        2,563              27,581              3%
2001                          1                        2,330              23,580              3%
2002                          -                            -                   -              -
2003                          4                       12,870             122,474             15%
2004                          3                      126,734             498,833             61%
2005-2007                     -                            -                   -              -
2008                          1                       13,571              84,825             10%

No residential tenant leases 10% or more of the available rental space of any residential property. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                       Square Footage                                                  Lease
   Use                              Leased                       Annual Rent                 Expiration
---------                      --------------                    -----------                 ----------
La Plaza:
   Government agency (a)            27,224                         $449,196                     2002

Lakeview Plaza:
   Discount department store        78,337                          253,000                     2004
   Grocery store                    43,605                          202,705                     2004


(a) The referenced lease was originally scheduled to expire in 1999. The tenant entered into a new lease with the Partnership on September 28, 1998 which increased the leased square footage to 27,224 square feet from 13,530 square feet. The lease term will commence during 1999, after the Partnership completes certain tenant improvements for the tenant. The new lease terms were utilized in the lease schedules above.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------


The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except as noted below.

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

(B)       Title of Class                     Number of Record Unit Holders

          Limited partnership units          5,456 as of February 1, 1999

(C) The Partnership distributed $4,499,998 to the limited partners in 1998. No distributions were paid to the limited partners in 1997. During the last week of March 1999, the Partnership distributed approximately $499,000 to limited partners of record as of March 1, 1999. The Partnership accrued distributions of $884,065, $981,440 and $1,048,667 for the benefit of the General Partner for the years ended December 31, 1998, 1997 and 1996, respectively. These distributions are the Management Incentive Distribution ("MID") pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of distributions and the likelihood that the Partnership will continue distributions to the limited partners.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                                  Years Ended December 31,
Operations                                1998             1997            1996            1995             1994
------------------                    ------------     ------------    ------------    ------------    ------------
Rental revenue ...................    $ 14,890,624     $ 15,471,277    $ 16,089,109    $ 16,878,076    $ 17,375,904
Gain on involuntary
  nversion .......................              --           65,800         285,127              --              --
Gain on sales of real estate .....              --        3,063,438         353,389       3,183,698              --
Total revenue ....................      15,076,467       18,829,962      16,853,542      20,258,594      17,428,487
Income (loss) before
  extraordinary items ............        (157,070)       3,636,976         872,382       2,193,164      (1,199,904)
Extraordinary items ..............              --          518,495         269,596              --         292,539
Net income (loss) ................        (157,070)       4,155,471       1,141,978       2,193,164        (907,365)

Net income (loss) per
limited partnership unit:
  Income (loss) before
  extraordinary items ............    $      (1.11)    $      14.99     $      6.14     $     15.43    $     (10.25)
  Extraordinary items ............              --             2.14            1.90              --            2.06              --

  Net income (loss) per
    limited partnership unit......    $      (1.11)    $      17.13     $      8.04     $     15.43    $      (8.19)
                                      ============     ============     ===========     ===========    ============

Distributions per limited
   partnership unit ..............    $      33.34     $         --     $        --     $        --    $         --
                                      ============     ============     ===========     ===========    ============


                                                                      As of December 31,
Balance Sheets                             1998            1997             1996            1995            1994
--------------                        ------------     ------------     -----------     -----------    ------------

Real estate investments, net ....     $ 26,662,414     $ 28,566,426     $30,257,120     $36,699,530    $ 37,024,893
Assets held for sale ............               --               --       5,308,731       2,237,733       7,215,032
Total assets ....................       32,051,540       37,112,416      41,407,352      43,638,649      48,379,933
Mortgage notes payable, net......       36,140,300       36,769,603      42,412,292      44,454,316      52,078,850
Partners' deficit ...............       (8,587,158)      (3,046,025)     (6,220,056)     (6,313,367)     (7,442,274)

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership sold the following properties during the five year period ended December 31, 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1998, the Partnership owned seven apartment buildings, one retail shopping center and one office building. All of the Partnership's properties are subject to mortgage indebtedness.

The Partnership sold two retail shopping centers in 1997, Cave Spring Corners, located in Roanoke, Virginia, and Iberia Plaza, located in New Iberia, Louisiana. The decision to sell the properties was influenced by the General Partner's belief that the appreciation potential of the two properties was limited and by the Partnership's announced plan to liquidate its real estate by December 2001. In addition, the impending maturity of the related mortgage notes, which were secured by the properties, also affected the decision to sell the properties. The Partnership recorded a $3,063,438 gain on the sale of the two properties. Net proceeds from the sales, after repayment of the related mortgage notes, amounted to $3,679,598. The net proceeds from the sale were added to the Partnership's balance of cash reserves.

On June 26, 1997, the Partnership resolved litigation regarding the disputed pay-off amount on the former Spanish Oaks mortgage note. The mortgage note had been refinanced in 1996, but the proceeds from the refinancing were placed in escrow until a dispute regarding the exact repayment amount could be resolved. In 1997, the Partnership and the holder of the former mortgage note agreed to settle the dispute for a cash payment of $3,046,000. All remaining escrowed funds and interest thereon, in the amount of $602,961, were released to the Partnership. In connection with the refinancing, the Partnership recognized an extraordinary gain on extinguishment of debt of $518,495 and $269,596 in 1997 and 1996, respectively.

On June 5, 1998, the Partnership refinanced the La Plaza mortgage note. The Partnership obtained a three-year, $3,785,000 mortgage note from a non-affiliated lender. However, only $3,185,000 of the mortgage note has been funded by the lender. The remaining $600,000 of loan proceeds will be funded to the Partnership as required for the completion of tenant improvements at La Plaza Office Building, if such tenant improvements are needed to induce prospective or current tenants to lease or release space at the property. The new mortgage note bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. Proceeds from the refinancing amounted to $48,971. See Item 8 - Note 8 - "Refinancing of Mortgage Notes."

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997

Revenue:

Rental revenue decreased $580,653 or 3.8% in 1998 as compared to 1997. The decreased rental revenue was due to the sale of Cave Spring Corners and Iberia Plaza during the course of 1997. Of the Partnership's remaining properties, rental revenue increased $334,014 or 2.3%. Rental revenue increased at six of the Partnership's seven residential properties. Four of the Partnership's residential properties, Briarwood Apartments, Coppermill Apartments, Sandpiper Apartments and Spanish Oaks Apartments, reported increases of both base rental rates and average occupancy rates in 1998 as compared to 1997. Rental revenue increases at these four properties amounted to 6.3%, 7.7%, 3.9% and 3.1%, respectively. Quail Meadows Apartments and Regency Park Apartments reported increases in base rental rates that were partially offset by increased vacancy losses. Rental revenue increases at these two properties amounted to 6.4% and 2.3%, respectively. Rental revenue decreased 0.4% at Orchard Apartments as an increase in base rental rates was more than offset by an increase in discounts and concessions which were given to increase occupancy rates.

The Partnership's two remaining commercial properties both reported decreased rental revenue in 1998 as compared to 1997. Base rental rates and average occupancy rates decreased at Lakeview Plaza, resulting in an 11.5% decrease in rental revenue. Several tenants relinquished their space at Lakeview. The Partnership was able to obtain new tenants for the Lexington, Kentucky property. By the end of 1998, occupancy had been restored to 97%. Decreased average occupancy at La Plaza Office Building was the factor behind a 7.7% decrease in rental revenue at the Las Vegas, Nevada property. Subsequent to year end, the property's largest tenant, a government agency, signed a new lease for 2 years and 9 months for approximately 26% of the space at the property (see Item 2 - Properties).

Interest revenue decreased $43,604 or 19% in 1998 as compared to 1997. The decrease is attributable to decreased levels of Partnership cash invested in interest bearing accounts.

In 1997, the Partnership reported a $65,800 gain on involuntary conversion related to a fire at Regency Park Apartments, and $3,063,438 of gains related to the sale of Cave Spring Corners and Iberia Plaza. The Partnership also reported a $518,495 extraordinary gain on extinguishment of debt in 1997. No such transactions occurred during 1998.

Expenses:

Partnership expenses increased $40,551 or 0.3% in 1998 as compared to 1997. After excluding expenses related to Cave Spring Corners and Iberia Plaza, however, expenses increased $613,912 or 4.2% at the Partnership's remaining properties. Increases in personnel expenses and general and administrative expenses exceeded a decrease in interest paid to affiliates.

Interest paid to affiliates decreased $122,517 to $138,268 in 1998. Interest paid to affiliates related to the La Plaza mortgage note that was due to McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner. This affiliate mortgage note was refinanced on June 5, 1998 with an unaffiliated lender. Interest expense on this mortgage note was charged to regular interest expense subsequent to the refinancing. When considered on a combined basis, and excluding interest on the Cave Spring Corner and Iberia Plaza mortgage notes, interest expense on both affiliated and non-affiliated loans increased $34,399 or 1% in 1998 as compared to 1997.

Personnel expenses at the Partnership's remaining properties increased $199,811 or 11.7% in 1998 as compared to 1997. The Partnership increased wage rates, salaries and benefits in order to retain property personnel in a competitive job market.

General and administrative expenses increased $339,779 to $640,385 in 1998. The increase was attributable to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three year period ended December 31, 1998, cash provided by the Partnership's operating activities totaled $9,717,681. Despite the sale of Cave Spring Corners and Iberia Plaza in 1997, cash flow from operating activities increased 10.2% in 1998 as compared to 1997.

The sale of Cave Spring Corners and Iberia Plaza in 1997 provided cash proceeds of $8,530,207; however, $4,850,609 of that amount was used to retire the Cave Spring Corners and Iberia Plaza mortgage notes. The net sales proceeds were added to the Partnership's cash reserves. See Income Allocations and Distributions below.

The Partnership continues to invest substantial resources into capital improvements at its properties. A total of $4,980,570 of improvements have been added to the Partnership's properties over the past three years. $518,922 of the improvements were reimbursed to the Partnership by its insurance carrier as a result of a fire that destroyed 16 units at Regency Park Apartments. An additional $1,792,000 of capital improvements are budgeted for 1999.

MID payments to the General Partner, which had been suspended since the beginning of 1994, were resumed during 1997. The Partnership paid $2,000,000 of MID to the General Partner in 1997. See short-term liquidity below.

Short-term liquidity:

At December 31, 1998, the Partnership held cash and cash equivalents of $2,680,102, down $3,075,874 from the balance at the end of 1997. The General Partner believes this level of cash, combined with anticipated cash flow from operating activities, is adequate to meet the Partnership operating expenses, debt service requirements, and budgeted capital improvements for 1999.

Over the past three years, the Partnership has invested large amounts of funds in capital improvements at the Partnership's properties. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred. Significant resources may be needed at La Plaza Office Building to renovate and refurbish vacated space for new tenants, and to bring the property into compliance with local building codes. The new La Plaza mortgage note contains a provision whereby the Partnership may borrow an additional $600,000 to meet these capital needs, if necessary. See Item 8 - Note 8 - "Refinancing of Mortgage Notes."

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the approximately $5 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. The General Partner has budgeted an additional $1,792,000 of capital improvements for 1999. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements.

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of the cumulative amount of MID paid for which no income allocation has previously been made. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, the General Partner was allocated a loss of $7,853 and allocated income of $1,843,741 and $57,099 for the three years ended December 31, 1998, 1997 and 1996, respectively. The limited partners were allocated a loss of $149,217 and allocated income of $2,311,730 and $1,084,879 for the three years ended December 31, 1998, 1997 and 1996, respectively.

The Partnership distributed $4,499,998 to the limited partners in 1998. No distributions were paid to the limited partners in 1997 or 1996. During the last week of March 1999, the Partnership distributed approximately $499,000 to the limited partners of record as of March 1, 1999. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners.

The Partnership paid $2,000,000 of MID to the General Partner in 1997. No MID payments were paid to the General Partner during 1998 or 1996. The General Partner has elected to defer payment of administrative reimbursements and MID so that the Partnership can pay distributions to the limited partners.

YEAR 2000 DISCLOSURE
--------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Management will complete assessment of findings by May 1, 1999. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

Cost
----

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors. Management anticipates the costs of assessing, testing, and if necessary replacing embedded technology components will be less than $50,000. Such costs will be funded from operations of the Partnership.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. As management studies the findings of its property systems assessment and testing, management will develop a better understanding of what would be the worst case scenario. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  -----------------------------------------------------------

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                                                                                                      Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       20

   Balance Sheets at December 31, 1998 and 1997...................................                       21

   Statements of Operations for each of the three years in the
      period ended December 31, 1998..............................................                       22

   Statements of Partners' Equity (Deficit) for each of the three
      years in the period ended December 31, 1998.................................                       23

   Statements of Cash Flows for each of the three years in the
      period ended December 31, 1998..............................................                       24

   Notes to Financial Statements..................................................                       26

   Financial Statement Schedule:

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       40




All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund X, Ltd.:


We have audited the accompanying balance sheets of McNeil Real Estate Fund X, Ltd. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund X, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 19, 1999

                         McNEIL REAL ESTATE FUND X, LTD.

                                 BALANCE SHEETS


                                                                                   December 31,
                                                                        ----------------------------------
                                                                            1998                 1997
                                                                        -------------        -------------
ASSETS
------

Real estate investments:
   Land ........................................................        $  8,836,046         $  8,836,046
   Buildings and improvements ..................................          73,756,560           72,544,744
                                                                        ------------         ------------
                                                                          82,592,606           81,380,790
   Less:  Accumulated depreciation and amortization ............         (55,930,192)         (52,814,364)
                                                                        ------------         ------------
                                                                          26,662,414           28,566,426

Cash and cash equivalents ......................................           2,680,102            5,755,976
Cash segregated for security deposits ..........................             426,327              358,396
Cash restricted for mortgage payments ..........................              79,800                   --
Accounts receivable ............................................             309,043              356,496
Prepaid expenses and other assets ..............................             233,432              212,031
Escrow deposits ................................................             759,317              816,017
Deferred borrowing costs, net of accumulated
   amortization of $668,233 and $452,021 at
   December 31, 1998 and 1997, respectively ....................             901,105            1,047,074
                                                                        ------------         ------------

                                                                        $ 32,051,540         $ 37,112,416
                                                                        ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net ....................................        $ 36,140,300         $ 33,633,574
Mortgage notes payable - affiliate .............................                  --            3,136,029
Accounts payable ...............................................                  --               76,689
Accrued interest ...............................................             258,427              244,393
Accrued interest - affiliate ...................................                  --               24,977
Accrued property taxes .........................................             473,177              470,105
Other accrued expenses .........................................             400,581              296,729
Payable to affiliates - General Partner ........................           2,965,226            1,858,835
Security deposits and deferred rental revenue ..................             400,987              417,110
                                                                        ------------         ------------
                                                                          40,638,698           40,158,441
                                                                        ------------         ------------

Partners' equity (deficit)
   Limited partners - 135,200  limited  partnership
     units authorized;  134,980 limited partnership units
     outstanding at December 31, 1998 and
     1997, respectively ........................................          (3,041,534)           1,607,681
   General Partner .............................................          (5,545,624)          (4,653,706)
                                                                        ------------         ------------
                                                                          (8,587,158)          (3,046,025)
                                                                        ------------         ------------
                                                                        $ 32,051,540         $ 37,112,416
                                                                        ============         ============

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS


                                                                 For the Years Ended December 31,
                                                       -----------------------------------------------------
                                                            1998                1997                1996
                                                       ------------         ------------        ------------

Revenue:
   Rental revenue .............................        $ 14,890,624         $ 15,471,277        $ 16,089,109
   Interest ...................................             185,843              229,447             125,917
   Gain on sales of real estate ...............                  --            3,063,438             353,389
   Gain on involuntary conversion .............                  --               65,800             285,127
                                                       ------------         ------------        ------------
     Total revenue ............................          15,076,467           18,829,962          16,853,542
                                                       ------------         ------------        ------------

Expenses:
   Interest ...................................           3,331,409            3,488,193           4,204,981
   Interest - affiliate .......................             138,268              260,785              74,915
   Depreciation and amortization ..............           3,115,828            3,125,175           3,232,454
   Property taxes .............................             966,574              978,796           1,035,988
   Personnel expenses .........................           1,914,558            1,740,917           1,694,914
   Utilities ..................................           1,217,386            1,267,432           1,231,498
   Repairs and maintenance ....................           1,917,682            1,869,523           1,879,831
   Property management fees -
     affiliates ...............................             736,272              765,290             791,081
   Other property operating expenses ..........             904,164            1,023,196             979,099
   General and administrative .................             640,385              300,606             425,305
   General and administrative -
     affiliates ...............................             351,011              373,073             431,094
                                                       ------------         ------------        ------------
     Total expenses ...........................          15,233,537           15,192,986          15,981,160
                                                       ------------         ------------        ------------

Income (loss) before extraordinary items ......            (157,070)           3,636,976             872,382
Extraordinary items ...........................                  --              518,495             269,596
                                                       ------------         ------------        ------------

Net income (loss) .............................        $   (157,070)        $  4,155,471        $  1,141,978
                                                       ============         ============        ============

Net income (loss) allocated to limited
   partners ...................................        $   (149,217)        $  2,311,730        $  1,084,879
Net income (loss) allocated to General
   Partner ....................................              (7,853)           1,843,741              57,099
                                                       ------------         ------------        ------------

Net income (loss) .............................        $   (157,070)        $  4,155,471        $  1,141,978
                                                       ============         ============        ============

Net income (loss) per limited
   partnership unit:
   Income (loss) before
     extraordinary items ......................        $      (1.11)        $      14.99        $       6.14
   Extraordinary items ........................                  --                 2.14                1.90
                                                       ------------         ------------        ------------
   Net income (loss) per limited
     partnership unit .........................        $      (1.11)        $      17.13        $       8.04
                                                       ============         ============        ============

Distributions per limited
   partnership unit ...........................        $      33.34         $         --        $         --
                                                       ============         ============        ============

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1998, 1997 and 1996


                                                                                            Total
                                                                                          Partners'
                                                    General             Limited            Equity
                                                    Partner            Partners           (Deficit)
                                                 ------------        ------------        ------------
Balance at December 31, 1995 ............        $(4,524,439)        $(1,788,928)        $(6,313,367)

Net income ..............................             57,099           1,084,879           1,141,978

Management Incentive Distribution........         (1,048,667)                 --          (1,048,667)
                                                 -----------         -----------         -----------

Balance at December 31, 1996 ............         (5,516,007)           (704,049)         (6,220,056)

Net income ..............................          1,843,741           2,311,730           4,155,471

Management Incentive Distribution .......           (981,440)                 --            (981,440)
                                                 -----------         -----------         -----------

Balance at December 31, 1997 ............         (4,653,706)          1,607,681          (3,046,025)

Net loss ................................             (7,853)           (149,217)           (157,070)

Distribution to limited partners ........                 --          (4,499,998)         (4,499,998)

Management Incentive Distribution .......           (884,065)                 --            (884,065)
                                                 -----------         -----------         -----------

Balance at December 31, 1998 ............        $(5,545,624)        $(3,041,534)        $(8,587,158)
                                                 ===========         ===========         ===========

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                 For the Years Ended December 31,
                                                       -------------------------------------------------------
                                                            1998                 1997                1996
                                                       -------------        -------------        -------------
Cash flows from operating activities:
   Cash received from tenants .................        $ 14,831,585         $ 15,431,085         $ 16,001,867
   Cash paid to suppliers .....................          (6,537,798)          (6,146,043)          (6,361,556)
   Cash paid to affiliates ....................            (864,957)          (1,816,311)          (1,622,989)
   Interest received ..........................             185,843              229,447              125,917
   Interest paid ..............................          (3,011,274)          (3,331,353)          (3,904,205)
   Interest paid to affiliate .................            (163,245)            (242,433)             (74,915)
   Property taxes paid and escrowed ...........            (934,979)            (943,837)          (1,132,168)
                                                       ------------         ------------         ------------
Net cash provided by operating
   activities .................................           3,505,175            3,180,555            3,031,951
                                                       ------------         ------------         ------------

Cash flows from investing activities:
   Additions to real estate investments
     and assets held for sale .................          (1,211,816)          (1,440,625)          (2,328,129)
   Proceeds from sale of real estate ..........                  --            8,530,207            2,958,375
   Insurance proceeds for fire damage .........                  --               96,303              422,619
                                                       ------------         ------------         ------------
Net cash provided by (used in) investing
   activities .................................          (1,211,816)           7,185,885            1,052,865
                                                       ------------         ------------         ------------

Cash flows from financing activities:
   Net proceeds from refinancing
     mortgage notes payable ...................           3,185,000              518,495              600,408
   Repayment of mortgage note payable .........                  --           (2,373,955)                  --
   Repayment of mortgage notes payable -
     affiliate ................................          (3,136,029)            (800,000)                  --
   Proceeds from mortgage note
     payable - affiliate ......................                  --            3,136,029                   --
   Retirement of mortgage notes due to
     sales of real estate .....................                  --           (4,850,609)          (2,544,466)
   Principal payments on mortgage notes
     payable ..................................            (768,163)            (901,103)          (1,036,077)
   Cash restricted for mortgage payments ......             (79,800)                  --                   --
   Reduction of mortgage note payable .........                  --                   --             (132,959)
   Management Incentive Distribution
     paid .....................................                  --           (2,000,000)                  --
   Additions to deferred borrowing costs ......             (70,243)                  --             (124,637)
   Distributions to limited partners ..........          (4,499,998)                  --                   --
                                                       ------------         ------------         ------------
Net cash used in financing activities .........          (5,369,233)          (7,271,143)          (3,237,731)
                                                       ------------         ------------         ------------

Net increase (decrease) in cash and
   cash equivalents ...........................          (3,075,874)           3,095,297              847,085
Cash and cash equivalents at
   beginning of year ..........................           5,755,976            2,660,679            1,813,594
                                                       ------------         ------------         ------------
Cash and cash equivalents at
   end of year ................................        $  2,680,102         $  5,755,976         $  2,660,679
                                                       ============         ============         ============

See  discussion  of  noncash  investing  and  financing  activity  in  Note  2 -
"Transactions with Affiliates," Note 7 "Sales of Real Estate," Note 8 - "Refinancing of Mortgage Notes," Note 9 - "Gain on Extinguishment of Debt" and
Note 10 - "Gain on Involuntary Conversion."


                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                              For the Years Ended December 31,
                                                    ---------------------------------------------------
                                                        1998                1997                1996
                                                    ------------        -----------         -----------
Net income (loss) ..........................        $  (157,070)        $ 4,155,471         $ 1,141,978
                                                    -----------         -----------         -----------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization ...........          3,115,828           3,125,175           3,232,454
   Amortization of deferred borrowing
     costs .................................            216,212             118,853             132,377
   Amortization of discounts on
     mortgage notes payable ................             89,889             103,571             144,886
   Gain on sales of real estate ............                 --          (3,063,438)           (353,389)
   Gain on involuntary conversion ..........                 --             (65,800)           (285,127)
   Extraordinary items .....................                 --            (518,495)           (269,596)
   Changes in assets and liabilities:
     Cash segregated for security
       deposits ............................            (67,931)            (57,137)             16,575
     Accounts receivable ...................             47,453              73,428            (102,151)
     Prepaid expenses and other
       assets ..............................            (21,401)             64,021               3,529
     Escrow deposits .......................             56,700             (13,176)           (182,808)
     Accounts payable ......................            (76,689)             15,333            (125,429)
     Accrued interest ......................             14,034             (65,584)             23,513
     Accrued interest - affiliate ..........            (24,977)             18,352                  --
     Accrued property taxes ................              3,072             (60,868)              8,022
     Other accrued expenses ................            103,852             (13,252)             58,101
     Payable to affiliates - General
       Partner .............................            222,326            (677,948)           (400,814)
     Security deposits and deferred
       rental revenue ......................            (16,123)             42,049             (10,170)
                                                    -----------         -----------         -----------
       Total adjustments ...................          3,662,245            (974,916)          1,889,973
                                                    -----------         -----------         -----------

Net cash provided by operating
   activities ..............................        $ 3,505,175         $ 3,180,555         $ 3,031,951
                                                    ===========         ===========         ===========


                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------

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

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1998, the Partnership owned nine income-producing properties as described in Note 4 - "Real Estate Investments."

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

                                                                            % of Ownership Interest
     Tier Partnership                                                  Partnership     General Partner
     ----------------                                                  -----------     ---------------
     Briarwood Fund X Limited Partnership (a).....................           100                -
     Coppermill Fund X Limited Partnership (a)....................           100                -
     La Plaza Center Fund X Limited Partnership (a)...............           100                -
     Orchard Fund X Limited Partnership (a).......................           100                -
     Quail Meadows Fund X Limited Partnership (a).................           100                -
     Regency Park Fund X Associates, L.P. ........................            99                1
     Sandpiper Fund X Limited Partnership (a).....................           100                -
     Spanish Fund X, Ltd. (a).....................................           100                -

(a) The general partner of these limited partnerships is a corporation whose stock is 100% owned by the Partnership.

Adoption of Recent Accounting Pronouncements
--------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Depreciation and Amortization
-----------------------------

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

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using the effective interest method over the terms of the related mortgage notes payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997 and 1996 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a)    first, to the General Partner, an amount equal to the MID, and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

The Partnership distributed $4,499,998 to the limited partners in 1998. No distributions were paid to the limited partners in 1997 or 1996. The Partnership paid or accrued distributions of $884,065, $981,440 and $1,048,667 for the benefit of the General Partner for the years ended December 31, 1998, 1997 and 1996, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement. During the last week of March 1999, the Partnership distributed approximately $499,000 to the limited partners of record as of March 1, 1999.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per Unit is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 134,980 Units outstanding in 1998, 1997 and 1996.

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

Under terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% of the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property or $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets. The maximum MID percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. During 1998, 1997 and 1996, no Units were issued as payment for the MID.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which, under policies of prior management, had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment does have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of the base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect MID for 1998, 1997 or 1996 as the Entitlement Amount was sufficient to pay the MID notwithstanding the amendment to the capitalization policy.

Any amount of MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                    For the Years Ended December 31,
                                             ----------------------------------------------
                                                1998              1997              1996
                                             ----------        ----------        ----------
Property management fees -
   affiliates .......................        $  736,272        $  765,290        $  791,081
Interest - affiliates ...............           138,268           260,785            74,915
Charged to general and
   administrative - affiliates:
   Partnership administration .......           351,011           373,073           431,094
                                             ----------        ----------        ----------

                                             $1,225,551        $1,399,148        $1,297,090
                                             ==========        ==========        ==========

Charged to General Partner's deficit:
   Management Incentive Distribution         $  884,065        $  981,440        $1,048,667
                                             ==========        ==========        ==========

Payable to affiliates - General Partner at December 31, 1998 and 1997 consists of MID, reimbursable costs and property management fees which are due and payable from current operations. The General Partner has waived the collection terms of MID and reimbursable expenses, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts.

NOTE 3 - TAXABLE INCOME
-----------------------

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

The  Partnership's  net assets and liabilities for tax purposes exceeded the net
assets  and  liabilities  for  financial   reporting  purposes  by  $16,168,845,
$14,157,196 and $14,833,249 at December 31, 1998, 1997 and 1996, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation and amortization of the Partnership's real estate investments at December 31, 1998 and 1997 are set forth in the following tables:

                                                                        Accumulated
                                                   Buildings and       Depreciation          Net Book
       1998                         Land           Improvements      and Amortization          Value
       ----                    --------------      ------------      ----------------     ----------------

Briarwood
   Tucson, AZ                  $      489,437      $    5,324,698      $   (4,165,876)     $    1,648,259
Coppermill
   Tulsa, OK                        1,176,980          12,548,448         (10,682,995)          3,042,433
La Plaza
   Las Vegas, NV                    2,761,442           6,965,744          (5,201,127)          4,526,059
Lakeview Plaza
   Lexington, KY                    1,554,404           7,526,945          (5,685,057)          3,396,292
Orchard
   Lawrence, IN                       366,938           9,832,784          (7,178,499)          3,021,223
Quail Meadows
   Wichita, KS                        754,551          11,362,603          (8,363,537)          3,753,617
Regency Park
   Ft. Wayne, IN                      280,131           5,619,794          (4,083,533)          1,816,392
Sandpiper
   Westminster, CO                    866,107           8,199,149          (5,730,914)          3,334,342
Spanish Oaks
   San Antonio, TX                    586,056           6,376,395          (4,838,654)          2,123,797
                                -------------       -------------       -------------       -------------
                               $    8,836,046      $   73,756,560      $  (55,930,192)     $   26,662,414
                                =============       =============       =============       =============

                                                                        Accumulated
                                                   Buildings and       Depreciation          Net Book
       1997                         Land           Improvements      and Amortization          Value
       ----                    --------------      ------------      ----------------     ---------------

Briarwood                      $      489,437      $    5,260,242      $   (3,953,267)     $    1,796,412
Coppermill                          1,176,980          12,388,116         (10,068,984)          3,496,112
La Plaza                            2,761,442           6,808,333          (4,829,120)          4,740,655
Lakeview Plaza                      1,554,404           7,413,258          (5,479,551)          3,488,111
Orchard                               366,938           9,648,427          (6,820,654)          3,194,711
Quail Meadows                         754,551          11,190,367          (7,908,383)          4,036,535
Regency Park                          280,131           5,521,015          (3,830,560)          1,970,586
Sandpiper                             866,107           8,045,866          (5,384,980)          3,526,993
Spanish Oaks                          586,056           6,269,120          (4,538,865)          2,316,311
                                -------------       -------------       -------------       -------------
                               $    8,836,046      $   72,544,744      $  (52,814,364)     $   28,566,426
                                =============       =============       =============       =============

During 1994, the General Partner placed Parkway Plaza on the market for sale. Parkway Plaza was sold on September 18, 1996. On October 1, 1996, the General Partner placed Cave Spring Corners and Iberia Plaza on the market for sale. The Partnership sold Cave Spring Corners on June 5, 1997. The Partnership sold Iberia Plaza on December 12, 1997. See Note 7 - "Sales of Real Estate."

The results of operations for the assets held for sale were $339,909 and $210,456 for the years ended December 31, 1997 and 1996, respectively. Results of operations are operating revenues less operating expenses including depreciation and amortization and interest expense.

The Partnership leases its commercial properties under various non-cancelable operating leases. In most cases, the Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases. Future minimum rents to be received from commercial properties as of December 31, 1998, are as follows:

       1999......................................        $   2,163,725
       2000......................................            2,017,837
       2001......................................            1,677,279
       2002......................................              973,677
       2003......................................              664,693
       Thereafter................................              855,062
                                                          ------------
                                                         $   8,352,273
                                                          ============

Future minimum rents do not include contingent rents based on sales volume of tenants. Contingent rents amounted to $11,953, $41,589 and $199,927 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. The expense reimbursements amounted to $105,886, $192,430 and $307,372 for the years ended December 31, 1998, 1997 and 1996, respectively. Contingent rents and expense reimbursements, including amounts for Parkway Plaza (sold September 18, 1996), Cave Spring Corners (sold June 5,
1997), and Iberia Plaza (sold December 12, 1997), are included in rental revenue on the Statements of Operations.

The   Partnership's   real  estate   investments   are  encumbered  by  mortgage
indebtedness as discussed in Note 5 - "Mortgage Notes Payable" and Note 6 - "Mortgage Note Payable - Affiliate."

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes payable of the Partnership at December 31, 1998 and 1997. All mortgage notes payable are secured by the Partnership's real estate assets.

                           Mortgage         Annual            Monthly
                             Lien          Interest          Payments/                    December 31,
Property                 Position (a)       Rates %        Maturity Date           1998                1997
--------                --------------      -------    --------------------   ---------------     ---------------

Briarwood (b)           First                 8.150       $18,340    07/03 (f) $    2,078,739     $    2,127,234
                        Discount (e)                                                  (34,299)           (41,489)
                                                                                -------------      -------------
                                                                                    2,044,440          2,085,745
                                                                                -------------      -------------

Coppermill              First                10.405        45,800    01/02 (f)      4,927,868          4,962,725
                                                                                -------------     --------------

La Plaza (c)            First                    (c)          (c)    06/01 (f)      3,185,000                  -
                                                                                -------------     --------------

Lakeview Plaza          First                 9.125        38,815    06/08          2,930,625          3,119,519
                                                                                -------------     --------------

Orchard (b)             First                 8.150        53,393    07/03 (f)      6,051,841          6,193,025
                        Discount (e)                                                  (99,855)          (120,787)
                                                                                -------------     --------------
                                                                                    5,951,986          6,072,238
                                                                                -------------     --------------

Quail Meadows (b)       First                 8.150        50,634    07/03 (f)      5,739,128          5,873,015
                        Discount (e)                                                  (94,773)          (118,878)
                                                                                -------------      -------------
                                                                                    5,644,355          5,754,137
                                                                                -------------      -------------

Regency Park            First                 8.375        23,382    10/17          2,654,481          2,710,189
                        Discount (e)                                                 (335,054)          (354,345)
                                                                                -------------     --------------
                                                                                    2,319,427          2,355,844
                                                                                -------------     --------------

Sandpiper (b)           First                 8.150        47,046    07/03 (f)      5,332,418          5,456,817
                        Discount (e)                                                  (88,057)          (106,428)
                                                                                -------------     --------------
                                                                                    5,244,361          5,350,389
                                                                                -------------     --------------

Spanish Oaks (d)        First                 7.710        28,546    01/03 (f)      3,892,238          3,932,977
                                                                                -------------     --------------

                                                                               $   36,140,300    $    33,633,574
                                                                                =============     ==============

(a)    The debt is non-recourse to the Partnership.

(b) Financing for the mortgage notes referenced above was obtained under the terms of a Real Estate Mortgage Investment Conduit financing. The referenced mortgage notes are cross-collateralized. Principal prepayments made before July 2000 are subject to a Yield Maintenance Premium, as defined. Additionally, the Partnership must pay a release payment equal to 25% of the prepaid balance which will be applied to the remaining referenced mortgage notes.

(c) On June 5, 1998, the Partnership refinanced the La Plaza mortgage note. The new mortgage note bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate. The interest rate is adjusted every three months. Terms of the mortgage note require monthly interest-only debt service payments, plus annual principal payments equal to 5% of the outstanding principal balance. At December 31, 1998, the interest rate of the mortgage note was 6.97%. See Note 8 - "Refinancing of Mortgage Notes."

(d) The Partnership refinanced the Spanish Oaks mortgage note on January 26, 1996. See Note 8 - "Refinancing of Mortgage Notes."

(e) The discount for the Regency Park mortgage note is based on an effective interest rate of 10.375%. Discounts for the Briarwood, Orchard, Quail Meadows and Sandpiper mortgage notes are based on an effective interest rate of 8.622%.

(f)    Balloon payments on the Partnership's mortgage notes are due as follows:

           Property                             Balloon Payment          Date
           --------                             ---------------          ----

       La Plaza.........................        $   2,874,462            06/01
       Coppermill.......................            4,798,763            01/02
       Spanish Oaks.....................            3,689,221            01/03
       Briarwood........................            1,804,449            07/03
       Orchard..........................            5,253,301            07/03
       Quail Meadows....................            4,987,151            07/03
       Sandpiper........................            4,628,805            07/03

Scheduled principal maturities of the Partnership's mortgage notes, but before consideration of discounts of $652,038, are shown below.

       1999.............................        $     995,200
       2000.............................            1,061,043
       2001.............................            3,864,574
       2002.............................            5,823,614
       2003.............................           21,073,950
       Thereafter.......................            3,973,957
                                                 ------------
                                                $  36,792,338

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the Partnership's mortgage notes payable was approximately $36,914,000 and $35,310,000 at December 31, 1998 and 1997, respectively.

NOTE 6 - MORTGAGE NOTE PAYABLE - AFFILIATE
------------------------------------------

The following table sets forth the Partnership's mortgage note payable due to an affiliate at December 31, 1998 and 1997. The affiliate mortgage note was secured by the La Plaza Office Center. The Partnership refinanced the La Plaza affiliate mortgage note on June 5, 1998 with a mortgage note due to a non-affiliate. See
Note 8 "Refinancing of Mortgage Notes."

                           Mortgage       Annual              Monthly
                             Lien         Interest           Payments/                 December 31,
Property                 Position (a)     Rates %          Maturity Date           1998                1997
--------                 ------------     -------       ------------------    ---------------     -----------

La Plaza (b)             First               (c)             (c)              $           --      $ 3,136,029
                                                                               -------------       ----------

(a)      The debt is non-recourse to the Partnership.

(b) On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note from McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII"), an affiliate of the General Partner. On August 1, 1997, the La Plaza affiliate mortgage note was amended to increase the principal amount of the affiliate mortgage note by $800,000 to $3,136,029. The Partnership used the $800,000 additional borrowings to repay the $800,000 Lakeview Plaza second mortgage note that was also due to Fund XXVII. The La Plaza affiliate mortgage note was fully repaid in 1998 with the proceeds from a new mortgage loan from an unaffiliated lender. See Note 8 - "Refinancing of Mortgage Notes."

(c) The affiliate mortgage note due to Fund XXVII required monthly interest-only payments equal to 1% plus the prime lending rate of Bank of America. The prime lending rate of Bank of America was 8.5% at December 31, 1997. The maturity date of the affiliate mortgage note was February 28, 2000.

Under terms of the Amended Partnership Agreement, borrowings from affiliates approximate fair market value.

NOTE 7 - SALES OF REAL ESTATE
------------------------------

On June 5, 1997, the Partnership sold Cave Spring Corners Shopping Center to an unaffiliated purchaser for a cash sales price of $5,250,000. Cave Spring Corners Shopping Center is located in Roanoke, Virginia. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                                    Gain on Sale             Cash Proceeds
                                                                   ----------------         ---------------
       Cash sales price.....................................       $     5,250,000          $    5,250,000

       Selling costs........................................               (15,346)                (15,346)
       Deferred borrowing costs written off.................                (3,901)
       Straight-line rent receivables written off...........               (33,977)
       Prepaid leasing commissions written off..............               (25,232)
       Basis of real estate sold............................            (2,259,104)
                                                                     -------------           -------------

       Gain on sale.........................................       $     2,912,440
                                                                    ==============

       Proceeds from sale of real estate....................                                     5,234,654
       Retirement of mortgage note..........................                                    (3,058,762)
                                                                                             -------------

       Net cash proceeds....................................                                $    2,175,892
                                                                                             =============

On December 12, 1997, the Partnership sold Iberia Plaza to an unaffiliated purchaser for a cash sales price of $3,384,000. Iberia Plaza is located in New
Iberia, Louisiana. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                                     Gain on Sale            Cash Proceeds
                                                                   ----------------         ---------------
       Cash sales price.....................................       $     3,384,000          $    3,384,000

       Selling costs........................................               (88,447)                (88,447)
       Mortgage discount written off........................               (43,378)
       Deferred borrowing costs written off.................                (1,763)
       Straight-line rent receivables written off...........               (15,791)
       Prepaid leasing commissions written off..............               (27,852)
       Basis of real estate sold............................            (3,055,771)
                                                                     -------------           -------------

       Gain on sale.........................................       $       150,998
                                                                    ==============

       Proceeds from sale of real estate....................                                     3,295,553
       Retirement of mortgage note..........................                                    (1,791,847)
                                                                                             -------------

       Net cash proceeds....................................                                $    1,503,706
                                                                                             =============

On September 18, 1996, the Partnership sold Parkway Plaza to an unaffiliated purchaser for a cash sales price of $2,900,000. Parkway Plaza is located in Lafayette, Louisiana. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                                     Gain on Sale            Cash Proceeds
                                                                   ----------------         ---------------

       Cash sales price.....................................       $     2,900,000          $    2,900,000

       Selling costs........................................               (71,949)                (71,949)
       Mortgage discount written off........................              (250,817)
       Straight-line rent receivables written off...........               (56,303)
       Basis of real estate sold............................            (2,245,507)
                                                                     -------------           -------------

       Gain on sale.........................................       $       275,424
                                                                    ==============
       Proceeds from sale of real estate....................                                     2,828,051
       Retirement of mortgage note..........................                                    (2,544,466)
                                                                                             -------------

       Net cash proceeds....................................                                $      283,585
                                                                                             =============

On January 9, 1996,  the  Partnership  sold an outparcel  of land,  amounting to
0.675 acres, connected with Iberia Plaza for a purchase price of $142,985. The Partnership recorded a $77,965 gain on the sale. Proceeds from the sale of the outparcel were used to pay down the Iberia Plaza mortgage note.

NOTE 8 - REFINANCING OF MORTGAGE NOTES
--------------------------------------

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 affiliate mortgage note from Fund XXVII. The affiliate mortgage note bore interest at a variable interest rate equal to 1% plus the prime lending rate of Bank of America, and required monthly interest-only debt service payments until the affiliate mortgage note's February 28, 2000 maturity date. Cash used to close the refinancing transaction was as follows:

       New loan proceeds...................................      $   2,336,029
       Amount required to payoff existing debt.............         (2,373,955)
                                                                  ------------

       Cash used to refinance mortgage note................      $    (37,926)
                                                                  ===========

On August 1, 1997, the Partnership and Fund XXVII amended the La Plaza affiliate mortgage note to increase the principal amount by $800,000. The Partnership used the $800,000 additional borrowing to repay the Lakeview Plaza second mortgage note that was also due to Fund XXVII.

On June 5, 1998, the Partnership refinanced the La Plaza affiliate mortgage note with a $3,785,000 mortgage note from an unaffiliated lender. However, only
$3,185,000 of the mortgage note has been funded by the lender. The remaining $600,000 of loan proceeds will be funded to the Partnership as required for the completion of tenant improvements at La Plaza Office Building, if such tenant improvements are needed to induce prospective or current tenants to lease or release space at the property. The outstanding balance of the new La Plaza mortgage note bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new La Plaza mortgage note requires monthly interest-only debt service payments and annual principal payments equal to 5% of the outstanding principal balance of the mortgage note. Terms of the new La Plaza mortgage note require the Partnership to deposit funds into a restricted cash account on a quarterly basis and are included in "Cash restricted for mortgage payments" on the Balance Sheet. The restricted funds will be used to pay the annual principal payment. The new La Plaza mortgage note matures on June 5, 2001. Cash proceeds from the refinancing transaction are as follows:


       New loan proceeds....................................     $   3,785,000
       Holdback for capital improvements....................          (600,000)
       Amount required to payoff existing debt..............        (3,136,029)
                                                                  ------------

       Cash proceeds from refinancing.......................     $      48,971
                                                                  ============

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

On January 26, 1996, the Partnership refinanced the Spanish Oaks mortgage note. The new mortgage note, in the amount of $4,000,000, bears interest at 7.71%, requires monthly principal and interest payments of $28,546, and matures on January 26, 2003. Cash proceeds from the refinancing transaction received in 1996 are as follows:

       New loan proceeds....................................     $   4,000,000
       New loan proceeds placed in escrow...................        (3,399,592)
                                                                  ------------

       Proceeds received in 1996............................     $     600,408
                                                                  ============

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

       New loan proceeds placed in escrow...................     $   3,399,592
       Interest earned on funds placed in escrow............           249,369
       Amount required to payoff former mortgage
         note payable.......................................        (3,046,000)
                                                                  ------------
       Escrowed funds released to Partnership...............           602,961

       Interest recorded on funds placed in escrow..........           (41,206)
       Litigation and other costs...........................           (43,260)
                                                                  ------------

       Cash proceeds received in 1997 as
         extraordinary gain on extinguishment
         of debt............................................     $     518,495
                                                                  ============
NOTE 10 - GAIN ON INVOLUNTARY CONVERSION
----------------------------------------

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

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described in Note 1 - "Organization and Summary of Significant Accounting Policies", Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

                         McNEIL REAL ESTATE FUND X, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998

                                                                                                       Costs
                                                       Initial Cost (b)            Cumulative       Capitalized
                             Related                          Buildings and      Write-down for     Subsequent
Description              Encumbrances (b)         Land        Improvements       Impairment (c)    To Acquisition
-----------              ----------------         ----        --------------     ---------------   --------------
Apartments:

Briarwood
   Tucson, AZ              $    2,044,440    $      489,437    $    4,356,477    $           -     $     968,221

Coppermill
   Tulsa, OK                    4,927,868         1,176,980        13,146,794       (2,600,000)        2,001,654

Orchard
   Lawrence, IN                 5,951,986           366,938         7,611,708                -         2,221,076

Quail Meadows
   Wichita, KS                  5,644,355           754,551         9,387,261                -         1,975,342

Regency Park
   Fort Wayne, IN               2,319,427           280,131         4,060,970                -         1,558,824

Sandpiper
   Westminster, CO              5,244,361           866,107         5,991,007                -         2,208,142

Spanish Oaks
   San Antonio, TX              3,892,238           586,056         4,618,711                -         1,757,684

Office Building:

La Plaza
   Las Vegas, NV                3,185,000         2,761,442         4,388,847                -         2,576,897

Retail Center:

Lakeview Plaza
   Lexington, KY                2,930,625         1,554,404         6,986,277         (129,914)          670,582
                           --------------    --------------    --------------     ------------     -------------

                          $    36,140,300   $     8,836,046   $    60,548,052    $  (2,729,914)   $   15,938,422
                           ==============    ==============    ==============     ============     =============


(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c)  The carrying  value of  Coppermill  Apartments  was reduced  by  $1,228,000
     and  $1,372,000  in 1986 and 1989, respectively.   The carrying  value   of
     Lakeview Plaza was reduced by $129,914 in 1991.

                     See accompanying notes to Schedule III.

                         McNEIL REAL ESTATE FUND X, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998

                                            Gross Amount at
                                     Which Carried at Close of Period                   Accumulated
                                                 Buildings and                          Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            --------------        ---------      ----------------

Apartments:

Briarwood
   Tucson, AZ                 $      489,437     $    5,324,698   $      5,814,135   $    (4,165,876)

Coppermill
   Tulsa, OK                       1,176,980         12,548,448         13,725,428       (10,682,995)

Orchard
   Lawrence, IN                      366,938          9,832,784         10,199,722        (7,178,499)

Quail Meadows
   Wichita, KS                       754,551         11,362,603         12,117,154        (8,363,537)

Regency Park
   Fort Wayne, IN                    280,131          5,619,794          5,899,925        (4,083,533)

Sandpiper
   Westminster, CO                   866,107          8,199,149          9,065,256        (5,730,914)

Spanish Oaks
   San Antonio, TX                   586,056          6,376,395          6,962,451        (4,838,654)

Office Building:

La Plaza
   Las Vegas, NV                   2,761,442          6,965,744          9,727,186        (5,201,127)

Retail Center:

Lakeview Plaza
   Lexington, KY                   1,554,404          7,526,945          9,081,349        (5,685,057)
                              --------------     --------------   ----------------     -------------

                             $     8,836,046    $    73,756,560  $      82,592,606    $  (55,930,192)
                              ==============     ==============   ================     =============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $66,781,745 and accumulated depreciation and amortization was $44,860,488 at December 31, 1998.

                     See accompanying notes to Schedule III.

                         McNEIL REAL ESTATE FUND X, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998



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

                         McNEIL REAL ESTATE FUND X, LTD.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments, accumulated depreciation and amortization, and assets held for sale is as follows:

                                                                  For the Years Ended December 31,
                                                       -----------------------------------------------------
                                                            1998               1997                 1996
                                                       ------------        ------------         ------------

Real estate investments:

Balance at beginning of year ..................        $ 81,380,790        $ 79,946,309         $ 89,351,035

Improvements ..................................           1,211,816           1,434,481            2,233,614

Sale of real estate ...........................                  --                  --              (52,359)

Assets replaced ...............................                  --                  --             (370,287)

Reclassification of assets held
   for sale ...................................                  --                  --          (11,215,694)
                                                       ------------        ------------         ------------

Balance at end of year ........................        $ 82,592,606        $ 81,380,790         $ 79,946,309
                                                       ============        ============         ============


Accumulated depreciation and amortization:

Balance at beginning of year ..................        $ 52,814,364        $ 49,689,189         $ 52,651,505

Depreciation and amortization .................           3,115,828           3,125,175            3,232,454

Assets replaced ...............................                  --                  --             (201,066)

Reclassification of assets held
   for sale ...................................                  --                  --           (5,993,704)
                                                       ------------        ------------         ------------

Balance at end of year ........................        $ 55,930,192        $ 52,814,364         $ 49,689,189
                                                       ============        ============         ============


Assets Held for Sale:

Balance at beginning of year ..................        $         --        $  5,308,731         $  2,237,733

Reclassification of assets held
   for sale ...................................                  --                  --            5,221,990

Improvements ..................................               6,144              94,515

Sale of assets held for sale ..................                  --          (5,314,875)          (2,245,507)
                                                       ------------        ------------         ------------

Balance at end of year ........................        $         --        $         --         $  5,308,731
                                                       ============        ============         ============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

         No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5 percent of the Partnership's securities except as noted below:

         1.     High River Limited  Partnership,  100 S. Bedford   Road,   Mount
                Kisco,  New  York,   10549,  owns   11,836   Units  (8.8%) as of
                February 1, 1999.

(B)      Security ownership of management.

         The General Partner and the officers and directors of its general partner collectively own 1,732 Units (1.3%) as of February 1, 1999.

(C)      Change in control.

         None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Under terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The maximum MID percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1998, the Partnership accrued MID in the amount of $884,065.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

The Partnership pays property management fees equal to 5% of gross rental receipts of the Partnership's properties to McREMI for providing property management and leasing services for the Partnership's residential properties and property management services for the Partnership's commercial properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1998, the Partnership paid or accrued $1,087,283 in property management fees and reimbursements.

On February 28, 1997, the Partnership refinanced the La Plaza mortgage note with a $2,336,029 mortgage note obtained from McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII"), an affiliate of the General Partner. The new mortgage note was secured by a first lien on La Plaza Office Building. On August 1, 1997, the La Plaza mortgage note was amended to increase the amount outstanding by $800,000 to $3,136,029. The mortgage note bore a variable interest rate of 1% plus the prime lending rate of Bank of America. The mortgage note was refinanced with an unaffiliated lender on June 5, 1998. Total interest expense for this mortgage note was $138,268 for the year ended December 31, 1998.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8 - Note 2 - "Transactions with Affiliates" and Note 6 - "Mortgage Note Payable - Affiliate."

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

          10.2 Property Management Agreement, dated as of October 9, 1991, between McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Management, Inc.
                                            (1)

          10.3 Asset Management Agreement, dated as of October 9, 1991, between McNeil Real Estate Fund X, Ltd. and McNeil Partners, L.P. (1)

          10.5 Amendment of Property Management Agreement dated March 5, 1993, between the Partnership and McNeil Real Estate Management, Inc. (2)

          10.6 Loan Agreement dated June 24, 1993, between Lexington Mortgage Company and McNeil Real Estate Fund X, Ltd., et. al. (3)

          10.7 Master Property Management Agree-ment, dated as of June 24, 1993, between McNeil Real Estate Management, Inc. and McNeil Real Estate Fund X, Ltd. (4)

          Exhibit
          Number                            Description
          -------                           -----------

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

          10.12 Promissory Note, dated February 25, 1992, between McNeil Real Estate Fund X, Ltd. and Life Insurance Company of the Southwest. (5)

          10.13 Multifamily Note, dated September 4, 1992, between Regency Park Fund X Associates, L.P. and Metmor Financial, Inc. (5)

          10.15 Note, dated July 1, 1978, between M H Kentucky Ventures and First of Boston Mortgage Corporation. (5)

          10.18 Property Management Agreement, dated November 30, 1994, between Coppermill Fund X Limited Partnership and McNeil Real Estate Management, Inc. (5)

          10.19 Promissory Note, dated June 5, 1998, between La Plaza Center Fund X Limited Partnership and NationsBank, N.A.

          11. Statement regarding computation of Net income (loss) per Limited Partnership Unit (see Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies").

          22.                               List  of   subsidiaries    of    the
                                            Partnership.

                                                                                                Names Under
                                                                        Jurisdiction of         Which It Is
                                            Name of Subsidiary           Incorporation         Doing Business
                                            ------------------          ----------------       --------------

                                            Briarwood Fund X
                                            Limited Partnership           Delaware                  None

                                            Coppermill Fund X
                                            Limited Partnership           Texas                     None

                                            La Plaza Center Fund X
                                            Limited Partnership           Nevada                    None

                                            Orchard Fund X
                                            Limited Partnership           Delaware                  None

                                            Quail Meadows Fund X
                                            Limited Partnership           Delaware                  None

                                            Regency Park Fund X
                                            Associates, L.P.              Indiana                   None

                                            Sandpiper Fund X
                                            Limited Partnership           Delaware                  None

                                            Spanish Fund X, Ltd.          Texas                     None

          27.                               Financial Data Schedule for the year
                                            ended December 31, 1998.

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

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                         McNEIL REAL ESTATE FUND X, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           McNEIL REAL ESTATE FUND X, LTD.


                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner




March 31, 1999                  By:  /s/  Robert A. McNeil
--------------                     ---------------------------------------------
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




March 31, 1999                  By:  /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                 Ron K. Taylor
                                     President and Director of McNeil
                                      Investors, Inc.
                                     (Principal Financial Officer)




March 31, 1999                  By:  /s/  Brandon K. Flaming
--------------                     ---------------------------------------------
Date                                 Brandon K. Flaming
                                     Vice President of McNeil Investors, Inc.
                                     (Principal Accounting Officer)