Form 10-Q
period 1999-03-31
MCNEIL REAL ESTATE FUND X LTD
filed 1999-05-17
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended              March 31, 1999
                                      ------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9325
                           ----------


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

                         McNEIL REAL ESTATE FUND X, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,           December 31,
                                                                             1999                 1998
                                                                        ------------         -------------
ASSETS
------

Real estate investments:
   Land ........................................................        $  8,836,046         $  8,836,046
   Buildings and improvements ..................................          74,020,511           73,756,560
                                                                        ------------         ------------
                                                                          82,856,557           82,592,606
   Less:  Accumulated depreciation .............................         (56,678,393)         (55,930,192)
                                                                        ------------         ------------
                                                                          26,178,164           26,662,414

Cash and cash equivalents ......................................           2,697,036            2,680,102
Cash segregated for security deposits ..........................             353,720              426,327
Cash restricted for mortgage payments ..........................             159,250               79,800
Accounts receivable ............................................             348,192              309,043
Prepaid expenses and other assets ..............................             253,096              233,432
Escrow deposits ................................................           1,013,433              759,317
Deferred borrowing costs, net of accumulated
   amortization of $712,452 and $668,233 at
   March 31, 1999 and December 31, 1998,
   respectively ................................................             856,886              901,105
                                                                        ------------         ------------

                                                                        $ 31,859,777         $ 32,051,540
                                                                        ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net ....................................        $ 35,958,586         $ 36,140,300
Accrued interest ...............................................             256,318              258,427
Accrued property taxes .........................................             691,084              473,177
Other accrued expenses .........................................             421,195              400,581
Payable to affiliates - General Partner ........................           3,193,709            2,965,226
Security deposits and deferred rental revenue ..................             406,060              400,987
                                                                        ------------         ------------
                                                                          40,926,952           40,638,698
                                                                        ------------         ------------
Partners' deficit:
   Limited partners - 135,200 limited partnership units
     authorized;  134,980 limited partnership units
     outstanding at March 31, 1999 and December 31, 1998........          (3,314,644)          (3,041,534)
   General Partner .............................................          (5,752,531)          (5,545,624)
                                                                        ------------         ------------
                                                                          (9,067,175)          (8,587,158)
                                                                        ------------         ------------
                                                                        $ 31,859,777         $ 32,051,540
                                                                        ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                               ------------------------------
                                                                  1999                1998
                                                               -----------        -----------
Revenue:
   Rental revenue .....................................        $ 3,850,229        $ 3,675,778
   Interest ...........................................             28,888             59,224
                                                               -----------        -----------
     Total revenue ....................................          3,879,117          3,735,002
                                                               -----------        -----------

Expenses:
   Interest ...........................................            834,112            773,688
   Interest - affiliates ..............................                 --             73,460
   Depreciation and amortization ......................            748,201            784,628
   Property taxes .....................................            235,080            241,662
   Personnel expenses .................................            452,897            479,447
   Utilities ..........................................            313,750            327,455
   Repair and maintenance .............................            438,102            388,101
   Property management fees - affiliates ..............            187,695            179,511
   Other property operating expenses ..................            198,287            215,165
   General and administrative .........................            117,301            191,859
   General and administrative - affiliates ............             89,924             82,778
                                                               -----------        -----------
     Total expenses ...................................          3,615,349          3,737,754
                                                               -----------        -----------

Net income (loss) .....................................        $   263,768        $    (2,752)
                                                               ===========        ===========

Net income (loss) allocated to limited partners........        $   226,316        $    (2,614)
Net income (loss) allocated to General Partner ........             37,452               (138)
                                                               -----------        -----------

Net income (loss) .....................................        $   263,768        $    (2,752)
                                                               ===========        ===========

Net income (loss) per limited partnership unit ........        $      1.68        $      (.02)
                                                               ===========        ===========

Distributions per limited partnership unit ............        $      3.70        $     33.34
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

                         McNEIL REAL ESTATE FUND X, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998


                                                                                              Total
                                                                                             Partners'
                                                    General             Limited               Equity
                                                    Partner             Partners             (Deficit)
                                                 ---------------      -------------        -------------
Balance at December 31, 1997 ............        $   (4,653,706)      $  1,607,681         $ (3,046,025)

Net loss ................................                  (138)            (2,614)              (2,752)

Distributions to limited partners .......                    --         (4,499,998)          (4,499,998)

Management Incentive Distribution .......              (219,626)                --             (219,626)
                                                 --------------       ------------         ------------

Balance at March 31, 1998 ...............        $   (4,873,470)      $ (2,894,931)        $ (7,768,401)
                                                 ==============       ============         ============


Balance at December 31, 1998 ............        $   (5,545,624)      $ (3,041,534)        $ (8,587,158)

Net income ..............................                37,452            226,316              263,768

Distribution to limited partners ........                    --           (499,426)            (499,426)

Management Incentive Distribution........              (244,359)                --             (244,359)
                                                 --------------       ------------         ------------

Balance at March 31, 1999 ...............        $   (5,752,531)      $ (3,314,644)        $ (9,067,175)
                                                 ==============       ============         ============





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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                       Three Months Ended
                                                                           March 31,
                                                                --------------------------------
                                                                    1999                1998
                                                                ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ..........................        $ 3,878,959         $ 3,592,488
   Cash paid to suppliers ..............................         (1,555,275)         (1,785,308)
   Cash paid to affiliates .............................           (218,633)           (161,549)
   Interest received ...................................             28,888              59,224
   Interest paid .......................................           (771,311)           (731,850)
   Interest paid to affiliates .........................                 --             (73,460)
   Property taxes paid and escrowed ....................           (225,599)           (266,000)
                                                                -----------         -----------
Net cash provided by operating activities ..............          1,137,029             633,545
                                                                -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments ................           (263,951)            (81,163)
                                                                -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes payable.........           (202,406)           (186,016)
   Cash restricted for mortgage payments ...............            (79,450)                 --
   Distributions to limited partners ...................           (499,426)         (4,499,998)
   Management Incentive Distribution paid ..............            (74,862)                 --
                                                                -----------         -----------
Net cash used in financing activities ..................           (856,144)         (4,686,014)
                                                                -----------         -----------

Net increase (decrease) in cash and
   cash equivalents ....................................             16,934          (4,133,632)

Cash and cash equivalents at beginning of
   period ..............................................          2,680,102           5,755,976
                                                                -----------         -----------

Cash and cash equivalents at end of period .............        $ 2,697,036         $ 1,622,344
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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided By
                              Operating Activities

                                                                           Three Months Ended
                                                                                 March 31,
                                                                      --------------------------------
                                                                          1999                1998
                                                                      -----------         ------------
Net income (loss) ............................................        $   263,768         $    (2,752)
                                                                      -----------         -----------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization .............................            748,201             784,628
   Amortization of discounts on mortgage
     notes payable ...........................................             20,692              15,294
   Amortization of deferred borrowing costs ..................             44,219              27,837
   Changes in assets and liabilities:
     Cash segregated for security deposits ...................             72,607             (49,437)
     Accounts receivable .....................................            (39,149)            (21,350)
     Prepaid expenses and other assets .......................            (19,664)              7,251
     Escrow deposits .........................................           (254,116)           (296,576)
     Accounts payable ........................................                 --             (59,628)
     Accrued interest ........................................             (2,109)             (1,293)
     Accrued property taxes ..................................            217,907             197,551
     Other accrued expenses ..................................             20,614             (48,691)
     Payable to affiliates - General Partner .................             58,986             100,740
     Security deposits and deferred rental
       revenue ...............................................              5,073             (20,029)
                                                                      -----------         -----------

       Total adjustments .....................................            873,261             636,297
                                                                      -----------         -----------

Net cash provided by operating activities ....................        $ 1,137,029         $   633,545
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

                                 March 31, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund X, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

Prior to June 18, 1998, the La Plaza mortgage note, due to an affiliate of the General Partner, incurred interest at a rate equal to 1% plus the prime lending rate of Bank of America per annum. Terms of the affiliated mortgage note required monthly interest-only debt service payments. On June 5, 1998, the Partnership refinanced the La Plaza mortgage note with a $3,785,000 mortgage note from an unaffiliated lender (see Note 4).

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                    Three Months Ended
                                                                         March 31,
                                                                 ------------------------
                                                                   1999            1998
                                                                 --------        --------
Property management fees - affiliates ...................        $187,695        $179,511
Interest - affiliates ...................................              --          73,460
Charged to general and administrative affiliates:
  Partnership administration ............................          89,924          82,778
                                                                 --------        --------

                                                                 $277,619        $335,749
                                                                 ========        ========

Charged to General Partner's deficit:
  Management Incentive Distribution .....................        $244,359        $219,626
                                                                 ========        ========

NOTE 4.
-------

On June 5, 1998, the Partnership refinanced the La Plaza mortgage note with a $3,785,000 mortgage note from an unaffiliated lender. However, only $3,185,000 of the mortgage note has been funded by the lender. The remaining $600,000 of loan proceeds will be funded to the Partnership as required for the completion of tenant improvements at La Plaza Office Building, if such tenant improvements are needed to induce prospective or current tenants to lease or release space at the property. The outstanding balance of the new mortgage note bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest-only debt service payments and annual principal payments equal to 5% of the outstanding principal balance of the mortgage note. Terms of the new La Plaza mortgage note require the Partnership to deposit funds into a restricted cash account on a quarterly basis. The restricted funds will be used to pay the annual principal payment and are included in "cash restricted for mortgage payments" on the Balance Sheets. The new La Plaza mortgage note matures on June 5, 2001. Cash proceeds from the refinancing transaction are as follows:


  New loan proceeds......................................      $   3,785,000
  Holdback for capital improvements......................           (600,000)
  Amount required to payoff existing debt................         (3,136,029)
                                                                ------------

  Cash proceeds from refinancing.........................      $      48,971
                                                                ============

The Partnership incurred $70,243 of deferred borrowing costs related to the refinancing of the La Plaza mortgage note.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of March 31, 1999, the Partnership owned seven apartment buildings, one retail shopping center and one office building. All of the Partnership's properties are subject to mortgage indebtedness.

On June 5, 1998, the Partnership refinanced the La Plaza mortgage note. The Partnership obtained a 3-year, $3,785,000 mortgage note from an unaffiliated lender, of which $3,185,000 has been funded by the lender. The outstanding balance of the new mortgage note bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new note requires monthly interest-only payments and annual principal payments in an amount necessary to reduce the principal balance of the note by 5% annually. The maturity of the new mortgage note is June 5, 2001.

RESULTS OF OPERATIONS
---------------------

The Partnership's net income for the first quarter of 1999 amounted to $263,768, an increase of $266,520 over the $2,752 net loss reported by the Partnership for the first quarter of 1998.

Revenues:

The Partnership's rental revenue increased $174,451 or 4.7% for the first quarter of 1999 as compared to the first quarter of 1998.

Rental revenues increased at six of the Partnership's seven residential properties. Rental revenues at Coppermill Apartments, Orchard Apartments, Regency Park Apartments and Sandpiper Apartments increased 13.9%, 13.3%, 12.0% and 5.1%, respectively. These four properties reported increased base rental rates and decreased vacancy losses. Rental revenue at Briarwood Apartments and Spanish Oaks increased 1.0% and 1.2%, respectively. These two properties increased base rental rates, but most of the increase was offset by increased vacancy, concessions, and other rental losses. Rental revenue decreased 7.0% at Quail Meadows as layoffs in the aerospace industry caused vacancy losses at the Wichita property to increase $70,273 to $84,225.

Rental revenues at the Partnership's two remaining commercial properties also increased. Lakeview Plaza's rental revenue increased 16.6% primarily due to an improved occupancy rate. La Plaza Office Building's rental revenue increased 6.5% due to implementation of several new leases with increased base rental rates as compared to the previous leases.

Interest revenue of the Partnership decreased $30,336 to $28,888 for the first quarter of 1999 as compared to the first quarter of 1998. The Partnership had decreased amounts of cash and cash equivalents invested in interest-bearing accounts.

Expenses:

Partnership expenses decreased $122,405 or 3.3% for the first quarter of 1999 as compared to the first quarter of 1998. Decreases in general and administrative expenses and in interest paid to affiliates were the expense categories showing the largest decreases in both absolute terms and on a percentage basis. These categories were partially offset by an increase in repair and maintenance expenses.

General and administrative expenses decreased $74,558 or 39% for the first quarter of 1999 as compared to the first quarter of 1998. Costs associated with efforts to explore alternatives to maximize the value of the Partnership decreased 30% during the first quarter of 1999 (see Liquidity and Capital Resources). Also, costs to provide investor relation services was provided by an affiliate of the General Partner during the first quarter of 1999. Such costs were provided by a non-affiliate during the first quarter of 1998, and were included in general and administrative expenses.

Interest expense paid to affiliates was eliminated with the June 18, 1998 refinancing of the La Plaza mortgage note from an affiliated lender to a non-affiliated lender. The Partnership incurred no interest expense due to affiliates for the first quarter of 1999 as compared $73,460 of interest expense due to affiliates for the first quarter of 1998. When combined with interest expense paid to unaffiliated lenders, the Partnership's total interest expense decreased $13,036 or 1.5% for the first quarter of 1999.

Repair and maintenance expenses increased $50,001 or 12.9% for the first quarter of 1999 as compared to the first quarter of 1998. The Partnership incurred increased costs for snow removal, floor covering replacement, and storm damages. Three of the Partnership's properties, Orchard Apartments, Regency Park Apartments, and Lakeview Plaza incurred increased snow removal expenses for the first quarter of 1999 as compared to the first quarter of 1998. The increase in snow removal expenses amounted to approximately $21,900. Expenses for floor covering replacements increased approximately $16,200. Most of the increased expense for floor covering was incurred at Briarwood Apartments, Orchard Apartments, and Spanish Oaks Apartments. Additionally, Spanish Oaks Apartments incurred approximately $11,000 of minor repairs and clean-up expenses related to inclement weather at the San Antonio property.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities increased $503,484 to $1,137,029 for the first quarter of 1999. Increased cash received from tenants and decreased cash paid to suppliers accounted for most of the increased operating cash flow.

Short-term liquidity:

At March 31, 1999, the Partnership held cash and cash equivalents of $2,697,036, an increase of $16,934 from the balance at the end of 1998. The General Partner believes this level of cash reserves, combined with anticipated cash flow from operating activities, is adequate to meet the Partnership's operating expenses, debt service requirements, and budgeted capital improvements for 1999.

The Partnership continues to invest in capital improvements for its properties. For the first three months of 1999, the Partnership invested $263,951 in capital improvements. The Partnership has budgeted approximately $1,792,000 for capital improvements in 1999. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred. Significant resources may be needed at La Plaza Office Building to renovate and refurbish vacated space for new tenants, and to bring the property into compliance with local building codes. The new La Plaza mortgage note contains a provision whereby the Partnership may borrow an additional $600,000 to meet these capital needs, if necessary.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with a well-financed bidder with whom it had commenced discussions with respect to a sale transaction. The Partnership and such party have made significant progress in negotiating the terms of a proposed transaction and are continuing to have intensive discussions with respect to a transaction. In light on these continuing negotiations, the exclusivity agreement has been extended for an additional 21 days until June 4, 1999. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three month periods ended March 31, 1999 and 1998, the General Partner was allocated net income of $37,452 and net loss of $138, respectively. The limited partners were allocated net income of $226,316 and net loss of $2,614 for the three month periods ended March 31, 1999 and 1998, respectively.

MID in the amount of $74,862 was paid to the General Partner during the first quarter of 1999. No MID payments were paid to the General Partner during 1998. On March 26, 1999, the Partnership distributed $499,426 ($3.70 per limited partnership unit) to the limited partners. During the first quarter of 1998, the Partnership distributed $4,499,998 ($33.34 per limited partnership unit) to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners and payments of MID to the General Partner.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Based on this review, management believes these systems are substantially compliant. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by July 1999.

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

         11.                      Statement regarding  computation of net income
                                  (loss) per limited partnership unit: Net income (loss) per limited partnership unit is computed by dividing net income (loss)
                                  allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 134,980 limited partnership units outstanding in 1999 and 1998.

         27.                      Financial Data Schedule for the quarter  ended
                                  March 31, 1999.

         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b) Reports on Form 8-K. There were no Form 8-K's file during the quarter ended March 31, 1999.

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






May 17, 1999                    By: /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)





May 17, 1999                    By: /s/  Brandon K. Flaming
--------------                     ---------------------------------------------
Date                                Brandon K. Flaming
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)