Form 10-Q/A
period 1999-03-31
MCNEIL REAL ESTATE FUND X LTD
filed 1999-05-18
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q/A



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

                         McNEIL REAL ESTATE FUND X, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,           December 31,
                                                                             1999                 1998
                                                                        ------------         -------------
ASSETS
------

Real estate investments:
   Land ........................................................        $  8,836,046         $  8,836,046
   Buildings and improvements .................................          74,020,511           73,756,560
                                                                        ------------         ------------
                                                                          82,856,557           82,592,606
   Less:  Accumulated depreciation .............................         (56,678,393)         (55,930,192)
                                                                        ------------         ------------
                                                                          26,178,164           26,662,414

Cash and cash equivalents ......................................           2,697,036            2,680,102
Cash segregated for security deposits ..........................             353,720              426,327
Cash restricted for mortgage payments ..........................             159,250               79,800
Accounts receivable ............................................             348,192              309,043
Prepaid expenses and other assets ..............................             253,096              233,432
Escrow deposits ................................................           1,013,433              759,317
Deferred borrowing costs, net of accumulated
   amortization of $712,452 and $668,233 at
   March 31, 1999 and December 31, 1998,
   respectively ................................................             856,886              901,105
                                                                        ------------         ------------

                                                                        $ 31,859,777         $ 32,051,540
                                                                        ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net ....................................        $ 35,958,586         $ 36,140,300
Accrued interest ...............................................             256,318              258,427
Accrued property taxes .........................................             691,084              473,177
Other accrued expenses .........................................             421,195              400,581
Payable to affiliates - General Partner ........................           3,193,709            2,965,226
Security deposits and deferred rental revenue ..................             406,060              400,987
                                                                        ------------         ------------
                                                                          40,926,952           40,638,698
                                                                        ------------         ------------
Partners' deficit:
   Limited partners - 135,200 limited partnership units
     authorized;  134,980 limited partnership units
     outstanding at March 31, 1999 and December 31, 1998........          (3,314,644)          (3,041,534)
   General Partner .............................................          (5,752,531)          (5,545,624)
                                                                        ------------         ------------
                                                                          (9,067,175)          (8,587,158)
                                                                        ------------         ------------
                                                                        $ 31,859,777         $ 32,051,540
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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to July 2, 1999.

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






May 18, 1999                    By: /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)





May 18, 1999                    By: /s/  Brandon K. Flaming
--------------                     ---------------------------------------------
Date                                Brandon K. Flaming
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)