Form 10-Q
period 1999-06-30
MCNEIL REAL ESTATE FUND X LTD
filed 1999-08-16
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended      June 30, 1999
                                     -------------------------------------------

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

                         McNEIL REAL ESTATE FUND X, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,          December 31,
                                                                            1999                1998
                                                                       ------------         ------------
ASSETS
------
Real estate investments:
   Land .......................................................        $  8,836,046         $  8,836,046
   Buildings and improvements .................................          74,311,409           73,756,560
                                                                       ------------         ------------
                                                                         83,147,455           82,592,606
   Less:  Accumulated depreciation ............................         (57,337,141)         (55,930,192)
                                                                       ------------         ------------
                                                                         25,810,314           26,662,414

Cash and cash equivalents .....................................           3,126,714            2,680,102
Cash segregated for security deposits .........................             312,241              426,327
Cash restricted for mortgage payments .........................              39,361               79,800
Accounts receivable ...........................................             770,382              309,043
Prepaid expenses and other assets .............................             289,600              233,432
Escrow deposits ...............................................           1,019,692              759,317
Deferred borrowing costs, net of accumulated
   amortization of $756,672 and $668,233 at
   June 30, 1999 and December 31, 1998,
   respectively ...............................................             812,666              901,105
                                                                       ------------         ------------

                                                                       $ 32,180,970         $ 32,051,540
                                                                       ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net ...................................        $ 35,613,296         $ 36,140,300
Accrued interest ..............................................             253,693              258,427
Accrued property taxes ........................................             667,679              473,177
Other accrued expenses ........................................             578,314              400,581
Deferred gain on involuntary conversion .......................             428,388                   --
Payable to affiliates - General Partner .......................           3,531,256            2,965,226
Security deposits and deferred rental revenue .................             418,077              400,987
                                                                       ------------         ------------
                                                                         41,490,703           40,638,698
                                                                       ------------         ------------
Partners' deficit:
   Limited partners - 135,200 limited partnership units
     authorized;  134,980 limited partnership units
     outstanding at June 30, 1999 and December 31, 1998 .......          (3,288,669)          (3,041,534)
   General Partner ............................................          (6,021,064)          (5,545,624)
                                                                       ------------         ------------
                                                                         (9,309,733)          (8,587,158)
                                                                       ------------         ------------
                                                                       $ 32,180,970         $ 32,051,540
                                                                       ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                      Six Months Ended
                                                          June 30,                               June 30,
                                               -------------------------------        ------------------------------
                                                  1999                 1998               1999               1998
                                               -----------         -----------        -----------        -----------
Revenue:
   Rental revenue .....................        $ 3,913,304         $ 3,682,914        $ 7,763,533        $ 7,358,692
   Interest ...........................             29,461              28,049             58,349             87,273
                                               -----------         -----------        -----------        -----------
     Total revenue ....................          3,942,765           3,710,963          7,821,882          7,445,965
                                               -----------         -----------        -----------        -----------

Expenses:
   Interest ...........................            828,637             769,667          1,662,749          1,543,355
   Interest - affiliates ..............                 --              64,809                 --            138,269
   Depreciation and amortization ......            748,203             786,932          1,496,404          1,571,560
   Property taxes .....................            235,080             241,662            470,160            483,324
   Personnel expenses .................            501,352             428,801            954,249            908,248
   Utilities ..........................            267,044             278,440            580,794            605,895
   Repair and maintenance .............            449,304             478,995            887,406            867,096
   Property management fees -
     affiliates .......................            198,192             184,603            385,887            364,114
   Other property operating
     expenses .........................            190,039             172,137            388,326            387,302
   General and administrative .........            433,595             187,215            550,896            379,074
   General and administrative -
     affiliates .......................             89,518              96,756            179,442            179,534
                                               -----------         -----------        -----------        -----------
     Total expenses ...................          3,940,964           3,690,017          7,556,313          7,427,771
                                               -----------         -----------        -----------        -----------

Net income ............................        $     1,801         $    20,946        $   265,569        $    18,194
                                               ===========         ===========        ===========        ===========

Net income allocated to
   limited partners ...................        $    25,974         $    19,898        $   252,291        $    17,284
Net income (loss) allocated to
   General Partner ....................            (24,173)              1,048             13,278                910
                                               -----------         -----------        -----------        -----------

Net income ............................        $     1,801         $    20,946        $   265,569        $    18,194
                                               ===========         ===========        ===========        ===========

Net income per limited
   partnership unit ...................        $       .19         $       .15        $      1.87        $       .13
                                               ===========         ===========        ===========        ===========

Distributions per limited
   partnership unit ...................        $        --         $        --        $      3.70        $     33.34
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

                         McNEIL REAL ESTATE FUND X, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1999 and 1998


                                                                                               Total
                                                                                             Partners'
                                                     General              Limited             Equity
                                                     Partner              Partners           (Deficit)
                                                  ---------------       -----------         ------------
Balance at December 31, 1997 .............        $   (4,653,706)       $ 1,607,681         $(3,046,025)

Net income ...............................                   910             17,284              18,194

Distribution to limited partners .........                    --         (4,499,998)         (4,499,998)

Management Incentive Distribution ........              (446,576)                --            (446,576)
                                                  --------------        -----------         -----------

Balance at June 30, 1998 .................        $   (5,099,372)       $(2,875,033)        $(7,974,405)
                                                  ==============        ===========         ===========


Balance at December 31, 1998 .............        $   (5,545,624)       $(3,041,534)        $(8,587,158)

Net income ...............................                13,278            252,291             265,569

Distribution to limited partners .........                    --           (499,426)           (499,426)

Management Incentive Distribution ........              (488,718)                --            (488,718)
                                                  --------------        -----------         -----------

Balance at June 30, 1999 .................        $   (6,021,064)       $(3,288,669)        $(9,309,733)
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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                           Six Months Ended
                                                                               June 30,
                                                                   --------------------------------
                                                                       1999                1998
                                                                   ------------        ------------
Cash flows from operating activities:
   Cash received from tenants .............................        $ 7,877,511         $ 7,225,957
   Cash paid to suppliers .................................         (3,309,834)         (3,350,776)
   Cash paid to affiliates ................................           (413,155)           (493,173)
   Interest received ......................................             58,349              87,273
   Interest paid ..........................................         (1,537,660)         (1,459,749)
   Interest paid to affiliates ............................                 --            (163,246)
   Property taxes paid and escrowed .......................           (459,834)           (491,753)
                                                                   -----------         -----------
Net cash provided by operating activities .................          2,215,377           1,354,533
                                                                   -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments ...................           (666,528)           (272,587)
                                                                   -----------         -----------

Cash flows from financing activities:
   Retirement of mortgage note payable - affiliate ........                 --          (3,136,029)
   Principal payments on mortgage notes payable ...........           (568,388)           (375,985)
   Net proceeds from mortgage note payable ................                 --           3,185,000
   Cash restricted for mortgage payments ..................             40,439                  --
   Additions to deferred borrowing costs ..................                 --             (61,627)
   Distributions to limited partners ......................           (499,426)         (4,499,998)
   Management Incentive Distribution paid .................            (74,862)                 --
                                                                   -----------         -----------
Net cash used in financing activities .....................         (1,102,237)         (4,888,639)
                                                                   -----------         -----------

Net increase (decrease) in cash and
   cash equivalents .......................................            446,612          (3,806,693)

Cash and cash equivalents at beginning of
   period .................................................          2,680,102           5,755,976
                                                                   -----------         -----------

Cash and cash equivalents at end of period ................        $ 3,126,714         $ 1,949,283
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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided By
                              Operating Activities

                                                                               Six Months Ended
                                                                                   June 30,
                                                                       -------------------------------
                                                                            1999                1998
                                                                       -----------         -----------
Net income ....................................................        $   265,569         $    18,194
                                                                       -----------         -----------

Adjustments to reconcile net income to net cash provided
   by  operating activities:
   Depreciation and amortization ..............................          1,496,404           1,571,560
   Amortization of discounts on mortgage
     notes payable ............................................             41,384              30,588
   Amortization of deferred borrowing costs ...................             88,439              55,675
   Changes in assets and liabilities:
     Cash segregated for security deposits ....................            114,086             (25,224)
     Accounts receivable ......................................            (10,727)           (101,918)
     Prepaid expenses and other assets ........................            (56,168)              6,074
     Escrow deposits ..........................................           (260,375)           (222,161)
     Accounts payable .........................................                 --             (76,080)
     Accrued interest .........................................             (4,734)             (2,657)
     Accred interest - affiliates .............................                 --             (24,977)
     Accrued property taxes ...................................            194,502             118,307
     Other accrued expenses ...................................            177,733             (25,558)
     Payable to affiliates - General Partner ..................            152,174              50,475
     Security deposits and deferred rental
       revenue ................................................             17,090             (17,765)
                                                                       -----------         -----------

       Total adjustments ......................................          1,949,808           1,336,339
                                                                       -----------         -----------

Net cash provided by operating activities .....................        $ 2,215,377         $ 1,354,533
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

                                  June 30, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

Prior to June 5, 1998, the La Plaza mortgage note, due to an affiliate of the General Partner, incurred interest at a rate equal to 1% plus the prime lending rate of Bank of America per annum. Terms of the affiliated mortgage note required monthly interest-only debt service payments. On June 5, 1998, the Partnership refinanced the La Plaza mortgage note with a $3,785,000 mortgage note from an unaffiliated lender (see Note 4).

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                              Six Months Ended
                                                                  June 30,
                                                           ---------------------
                                                              1999       1998
                                                           ---------   ---------

 Property management fees - affiliates.................    $ 385,887   $ 364,114
 Interest - affiliates..................................          --     138,269
 Charged to general and administrative affiliates:
   Partnership administration...........................     179,442     179,534
                                                           ---------   ---------

                                                           $ 565,329   $ 681,917
                                                           =========   =========

 Charged to General Partner's deficit:
   Management Incentive Distribution....................   $ 488,718   $ 446,576
                                                           =========   =========

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

     New loan proceeds......................................    $    3,785,000
     Holdback for capital improvements......................          (600,000)
     Amount required to payoff existing debt................        (3,136,029)
                                                                --------------

     Cash proceeds from refinancing.........................    $       48,971
                                                                ==============

The Partnership incurred $70,243 of deferred borrowing costs related to the refinancing of the La Plaza mortgage note.

NOTE 5.
-------

On May 21, 1999, a fire caused approximately $461,000 of damage to the clubhouse and office of Orchard Apartments. The Partnership expects to receive approximately $451,000 of insurance reimbursements to cover the repair and restoration costs to Orchard Apartments. The excess of the expected insurance proceeds over the basis of the property damaged was recorded as a $428,388 deferred gain on involuntary conversion on the Partnership's June 30, 1999 Balance Sheet. The deferred gain will be recognized as the Partnership receives the insurance proceeds.

NOTE 6.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively, (the "Partnerships"),the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership is currently estimated as $234.

On the Closing Date, the General Partner of the Partnership, will receive an equity interest in Newco in exchange for its contribution to Newco of the general partnership interests in the Partnerships, the limited partnership interests in Fairfax Associates II L.P. and McNeil Summerhill Associates and the assets of McREMI.

The Partnership's participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the Partnership.

In some circumstances, as defined in the Master Agreement, the Partnerships may be subject to a break-up fee, up to an aggregate maximum of $18,000,000, if the Master Agreement is terminated with respect to one or more of the Partnerships. In the case of termination of the Master Agreement in these circumstances, each of the Partnerships with respect to which the Master Agreement has been terminated will be severally, but not jointly, liable for payment to Newco of its respective break-up fee. The break-up fee ratably calculated for the Partnership is $2,054,034.

All previous costs associated with this transaction had been allocated among the Partnerships and McREMI based on the relative number of properties contained therein. On June 24, 1999, a fairness opinion (the "Fairness Opinion") was rendered by Robert A. Stanger & Co., Inc., an independent financial advisor, to the effect that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership. Based on the relative values as set forth in the Fairness Opinion, the Partnership recorded an adjustment to general and administrative expenses and other accrued expenses during the second quarter of 1999 in the amount of $38,106 to reflect the reallocation of previously paid transaction costs among the Partnerships and McREMI.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of June 30, 1999, the Partnership owned seven apartment buildings, one retail shopping center and one office building. All of the Partnership's properties are subject to mortgage indebtedness.

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

RECENT DEVELOPMENTS
-------------------

On June 24, 1999, McNeil Partners, L.P. (the General Partner of the Partnership) and WXI/McN Realty L.L.C., an affiliate of Whitehall Street Real Estate Limited Partnership XI ("Whitehall"), a real estate investment fund managed by Goldman, Sachs & Co., announced that they have entered into a definitive acquisition agreement whereby the Whitehall affiliate will acquire by merger nineteen real estate limited partnerships operated by McNeil Partners, L.P. and Robert A. McNeil. The limited partnerships involved are the Partnership and McNeil Real Estate Funds IX, XI, XII, XIV, XV, XX, XXI, XXII, XXIII, XXIV, XXV, XXVI and XXVII, Hearth Hollow Associates, McNeil Midwest Properties I, L.P., Regency North Associates, Fairfax Associates and McNeil Summerhill (collectively, the "Partnerships"). The Partnerships (other than Fairfax Associates and McNeil Summerhill which are wholly-owned by Robert A. McNeil and related parties) will be merged with subsidiaries of WXI/McN Realty L.L.C. The acquisition agreement also provides for the acquisition by WXI/McN Realty L.L.C. of the assets of McNeil Real Estate Management, Inc. ("McREMI"). The aggregate consideration in the transaction, including all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the acquisition agreement, the limited partners in each of the Partnerships (other than those wholly-owned by Robert A. McNeil) will receive cash on the closing date of the transaction in exchange for their limited partnership interests. In addition, each Partnership will make a special distribution to its limited partners on the closing date of the transaction equal to its then net positive working capital balance. McNeil Partners, L.P. will receive an equity interest in WXI/McN Realty L.L.C. in exchange for its contribution of its general partnership interests in the Partnerships, the limited partnership interests in its wholly-owned Partnerships and the assets of McREMI.

The proposed transaction follows an extensive marketing effort by PaineWebber Incorporated, exclusive financial advisor to the Partnerships.

The transaction has been unanimously approved by the Board of Directors of McNeil Investors, Inc., the general partner of McNeil Partners, L.P., the general partner of each of the Partnerships other than Regency North Associates, Fairfax Associates and McNeil Summerhill. The respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill also have approved the transaction. The Board of Directors of McNeil Investors based its approval upon, among other things, the recommendation of a Special Committee of the Board, appointed at the beginning of the discussions with Whitehall to represent the interests of holders of limited partnership interests in each of the Partnerships. In addition, the Special Committee and the Board relied upon fairness opinions given by Robert A. Stanger & Co., Inc. ("Stanger & Co."), an independent financial advisor to the Partnerships, to the effect that the aggregate consideration is fair to the holders of each class of limited partnership interests in each of the Partnerships. The Special Committee's recommendation was also based upon the separate opinions of Eastdil Realty Company ("Eastdil"), the independent financial advisor to the Special Committee. Stanger & Co. and Eastdil have each also rendered an opinion that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests in each of the Partnerships.

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership is currently estimated as $234.

McNeil Partners, L.P. will contribute its real estate investment and management company business to a subsidiary of WXI/McN Realty, L.L.C., along with its general partnership interests in the Partnerships and its limited partnership interests in the wholly-owned Partnerships, having an aggregate allocated value, as determined by Stanger & Co., of approximately $58,640,000, of which approximately $29,400,000 reflects balances due to McNeil Partners, L.P. and McREMI as reflected on the Partnerships' financial statements as of March 31, 1999.

The above estimates of the Partnership per unit estimated merger consideration and working capital distribution and the interest of McNeil Partners, L.P. are based upon, among other things, the balance sheet of the Partnership as of March 31, 1999, adjusted for intangible assets, non-cash liabilities, transaction expenses and the McNeil Partners, L.P. interest in the Partnership. Actual amounts, including the estimate allocable to McNeil Partners, L.P., will vary with the performance of the Partnership and McNeil Partners, L.P. through the closing date. The above estimated merger consideration and special working capital distribution will be adjusted at closing to reflect the then working capital position of the Partnership.

Whitehall is a $2.26 billion equity fund and is the seventh in a series of funds sponsored and capitalized by Goldman, Sachs & Co. and its affiliates, along with public and private investors, to acquire real estate worldwide.

RESULTS OF OPERATIONS
---------------------

The Partnership's net income decreased $19,145 to $1,801 and increased $247,375 to $265,569 for the three month and six month periods ended June 30, 1999 as compared to the same periods of 1998.

Revenues:

The Partnership's rental revenue increased $230,390 or 6.3% and $404,841 or 5.5% for the three and six month periods ending June 30, 1999 as compared to the same periods of 1998.

Three of the Partnership's seven residential properties reported rental revenue increases in excess of 10%. Rental revenue increased 11.3%, 12.4% and 10.2% at Coppermill Apartments, Orchard Apartments and Regency Park Apartments, respectively. These three properties recorded strong increases in both base rental rates and in their occupancy rates. Briarwood Apartments and Sandpiper Apartments also reported increased base rental rates and improved occupancy rates, although on a lesser scale. Rental revenue at Briarwood Apartments increased 2.8%, while Sandpiper Apartments reported an increase of 4.4%. Spanish Oaks Apartments reported increased base rental rates, but some of the increase was offset by increased vacancy losses resulting in a 1.4% net increase in rental revenue. Quail Meadows Apartments was the Partnership's only property reporting a decrease in rental revenue. Base rental rates increased at Quail Meadows, but vacancy and other rental losses increased substantially resulting in a 6.8% decrease in rental revenue at the Wichita, Kansas property. The Wichita rental market has been affected by layoffs at two major local employers in the aerospace industry.

Rental revenues at the Partnership's two commercial properties also increased. Lakeview Plaza's rental revenue increased 18.2% primarily due to an improved occupancy rate. La Plaza Office Building's rental revenue increased 10.8% due to the implementation of several new leases with increased base rental rates as compared to the previous leases.

Expenses:

Partnership expenses increased $250,947 or 6.8% and $128,542 or 1.7% for the three month and six month periods ending June 30, 1999 as compared to the same periods of 1998. On a percentage basis, general and administrative expenses increased the most in the three month and six months periods ended June 30, 1999 as compared to the same periods of 1998.

General and administrative expenses increased $246,380 or 132% and $171,822 or 45% for the three month and six month periods ending June 30, 1999, respectively, as compared to the same periods of 1998. The Partnership recorded increased costs, mainly in the second quarter of 1999, to explore alternatives to maximize the value of the Partnership (see Recent Developments) and also recorded a $38,106 adjustment to reallocate previously paid transaction costs among the Partnerships and McREMI (See Note 6).

Interest expense paid to affiliates was eliminated with the June 5, 1998 refinancing of the La Plaza mortgage note from an affiliated lender to a non-affiliated lender. The Partnership incurred no interest expense due to affiliates for the first six months of 1999 as compared to $138,269 of interest expense due to affiliates for the first six months of 1998. When combined with interest expense paid to unaffiliated lenders, the Partnership's total interest expense decreased $18,875 or 1.1% for the first six months of 1999 as compared to the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities increased $860,844 to $2,215,377 for the first six months of 1999. Increased cash received from tenants accounted for most of the increased operating cash flow.

Short-term liquidity:

At June 30, 1999, the Partnership held cash and cash equivalents of $3,126,714, an increase of $446,612 from the balance at the end of 1998. The General Partner believes this level of cash reserves, combined with anticipated cash flow from operating activities, is adequate to meet the Partnership's operating expenses, debt service requirements, and budgeted capital improvements for 1999.

The Partnership continues to invest in capital improvements for its properties. For the first six months of 1999, the Partnership invested $666,528 in capital improvements. The Partnership has budgeted approximately $1,792,000 for capital improvements in 1999. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred. Significant resources may be needed at La Plaza Office Building to renovate and refurbish vacated space for new tenants, and to bring the property into compliance with local building codes. The new La Plaza mortgage note contains a provision whereby the Partnership may borrow an additional $600,000 to meet these capital needs, if necessary.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past several years will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties. See "Recent Development" above.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the six month periods ended June 30, 1999 and 1998, the General Partner was allocated net income of $13,278 and $910, respectively. The limited partners were allocated net income of $252,291 and $17,284 for the six month periods ended June 30, 1999 and 1998, respectively.

MID in the amount of $74,862 was paid to the General Partner during the first quarter of 1999. No MID payments were paid to the General Partner during the first six months of 1998. On March 26, 1999, the Partnership distributed $499,426 ($3.70 per limited partnership unit) to the limited partners. During the second quarter of 1998, the Partnership distributed $4,499,998 ($33.34 per limited partnership unit) to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners and payments of MID to the General Partner.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management has assessed these risks and expects to have contingency plans in place by December 31, 1999 for any material potential failures.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
------- -----------------

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

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. ("McREMI") and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. Because the settlement contemplated a transaction which included all of the Partnerships and plaintiffs claimed that an effort should be made to sell all of the Partnerships, in or around September 1998, plaintiffs filed a third consolidated and amended complaint which included allegations with respect to the Partnerships which had not been named in previously filed complaints.

     On September 15, 1998, the parties signed a Stipulation of Settlement. For purposes of settlement, the parties stipulated to a class comprised of all owners of limited partner units in the Partnerships during the period beginning June 21, 1991, the earliest date that proxy materials began to be issued in connection with the restructuring of the Partnerships, through September 15, 1998. As structured, the Stipulation of Settlement provided for the payment of over $35 million in distributions and the commitment to market the Partnerships for sale, together with McREMI, through a fair and impartial bidding process overseen by a national investment banking firm. To ensure the integrity of that process, defendants agreed, among other things, to involve plaintiffs' counsel in oversight of that process, and plaintiffs' counsel retained an independent advisor to represent the interests of limited partners of the Partnerships in the event of a transaction. The transaction described in Item 2 - Recent Developments is a result of that process. The settlement was not conditioned on the consummation of this transaction.

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

2) High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation, et al. v. McNeil Partners, L.P. ("MPLP"), McNeil Investors, Inc., McNeil Real Estate Management, Inc. (McREMI"), Robert A. McNeil and Carole J. McNeil, - Supreme Court of the State of New York, County of New York, - Index No. 99 603526.

     On July 23, 1999, High River and two other affiliates of Carl C. Icahn (Unicorn Associates Corporation and Longacre Corporation), filed a complaint for damages in the Supreme Court of the State of New York, County of New York. Plaintiffs allege that the defendants improperly interfered with tender offers made by High River for limited partner units in the Partnership and other affiliated partnerships in which MPLP serves as General Partner (the "McNeil Partnerships"), by, among other things, filing purportedly frivolous litigation to delay High River's offers, issuing purportedly false and misleading statements opposing the offers and purportedly forcing High River itself to file litigation to enforce its rights. High River also alleges that as a result the defendants caused High River to incur undue expense and that the defendants ultimately prevented High River from acquiring a greater number of limited partner units. Plaintiffs also allege that the defendants improperly excluded High River from participating in the auction process for the sale of the McNeil Partnerships, and otherwise took steps to prevent its participation in the auction. In addition, plaintiffs, who are limited partners in, among others, McNeil Funds IX, X, XI, XII, XIV, XV, XX, XXIV, XXV, XXVI and XXVII, have also sued the defendants based on their status as opt-outs from the Schofield settlement. Plaintiffs seek undisclosed damages and an accounting.

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                   Description
         -------                  -----------

         4. Amended and Restated Partnership Agreement, dated October 9, 1991 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1991).

         11. Statement regarding computation of net income per limited partnership unit: Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 134,980 limited partnership units outstanding in 1999 and 1998.

         27.                      Financial Data Schedule for the quarter  ended
                                  June 30, 1999.

         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b) Reports on Form 8-K. A Report on Form 8-K dated June 24, 1999 was filed on June 29, 1999 regarding the transaction detailed in Note 6.

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






August 16, 1999                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)





August 16, 1999                     By: /s/  Brandon K. Flaming
---------------                        -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)