Form 10-Q
period 1999-09-30
MCNEIL REAL ESTATE FUND X LTD
filed 1999-11-15
CIK 312812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended            September 30, 1999
                                    --------------------------------------------

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

                         McNEIL REAL ESTATE FUND X, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                           September 30,        December 31,
                                                               1999                 1998
                                                           -------------        -------------
ASSETS
------

Real estate investments:
   Land ...........................................        $  8,836,046         $  8,836,046
   Buildings and improvements .....................          74,824,839           73,756,560
                                                           ------------         ------------
                                                             83,660,885           82,592,606
   Less:  Accumulated depreciation ................         (58,123,623)         (55,930,192)
                                                           ------------         ------------
                                                             25,537,262           26,662,414

Cash and cash equivalents .........................           3,315,602            2,680,102
Cash segregated for security deposits .............             326,576              426,327
Cash restricted for mortgage payments .............              75,644               79,800
Accounts receivable ...............................             806,390              309,043
Prepaid expenses and other assets .................             304,393              233,432
Escrow deposits ...................................             976,157              759,317
Deferred borrowing costs, net of accumulated
   amortization of $800,890 and $668,233 at
   September 30, 1999 and December 31, 1998,
   respectively ...................................             768,641              901,105
                                                           ------------         ------------

                                                           $ 32,110,665         $ 32,051,540
                                                           ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net .......................        $ 35,422,838         $ 36,140,300
Accrued interest ..................................             252,498              258,427
Accrued property taxes ............................             810,680              473,177
Other accrued expenses ............................             431,671              400,581
Deferred gain on involuntary conversion ...........             428,388                   --
Payable to affiliates - General Partner ...........           3,855,977            2,965,226
Security deposits and deferred rental revenue .....             401,038              400,987
                                                           ------------         ------------
                                                             41,603,090           40,638,698
                                                           ------------         ------------
Partners' deficit:
   Limited partners - 135,200  limited  partnership
     units  authorized; 134,980 limited partnership
     units outstanding at September 30, 1999 and
     December 31, 1998 ............................          (3,238,189)          (3,041,534)
   General Partner ................................          (6,254,236)          (5,545,624)
                                                           ------------         ------------
                                                             (9,492,425)          (8,587,158)

                                                           $ 32,110,665         $ 32,051,540
                                                           ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                      Nine Months Ended
                                                        September 30,                           September 30,
                                              --------------------------------         --------------------------------
                                                   1999               1998                 1999                1998
                                              ------------        ------------         ------------        ------------
Revenue:
   Rental revenue ....................        $  3,918,787        $  3,753,391         $ 11,682,320        $ 11,112,083
   Interest ..........................              47,290              21,214              105,639             108,487
                                              ------------        ------------         ------------        ------------
     Total revenue ...................           3,966,077           3,774,605           11,787,959          11,220,570
                                              ------------        ------------         ------------        ------------

Expenses:
   Interest ..........................             823,909             847,804            2,486,658           2,391,159
   Interest - affiliates .............                  --                  --                   --             138,269
   Depreciation and amortization .....             786,482             778,015            2,282,886           2,349,575
   Property taxes ....................             235,080             241,662              705,240             724,986
   Personnel expenses ................             454,237             498,729            1,408,486           1,406,977
   Utilities .........................             299,078             299,865              879,872             905,760
   Repair and maintenance ............             563,274             520,866            1,450,680           1,387,962
   Property management fees -
     affiliates ......................             193,232             184,070              579,119             548,184
   Other property operating
     expenses ........................             184,140             217,312              572,466             604,614
   General and administrative ........             284,803             122,130              835,699             501,204
   General and administrative -
     affiliates ......................              88,705              87,142              268,147             266,676
                                              ------------        ------------         ------------        ------------
     Total expenses ..................           3,912,940           3,797,595           11,469,253          11,225,366
                                              ------------        ------------         ------------        ------------

Net income (loss) ....................        $     53,137        $    (22,990)        $    318,706        $     (4,796)
                                              ============        ============         ============        ============

Net income (loss) allocated to
   limited partners ..................        $     50,480        $    (21,840)        $    302,771        $     (4,556)
Net income (loss) allocated to
   General Partner ...................               2,657              (1,150)              15,935                (240)
                                              ------------         ------------        ------------        ------------

Net income (loss) ....................        $     53,137        $    (22,990)        $    318,706        $     (4,796)
                                              ============        ============         ============        ============

Net income (loss) per limited
   partnership unit ..................        $        .37        $       (.16)        $       2.24        $       (.03)
                                              ============        ============         ============        ============

Distributions per limited
   partnership unit ..................        $         --        $         --         $       3.70        $      33.34
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

                         McNEIL REAL ESTATE FUND X, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998

                                                                                                Total
                                                                                              Partners'
                                                       General             Limited             Equity
                                                       Partner             Partners           (Deficit)
                                                   ---------------       -----------         ------------
Balance at December 31, 1997 ..............        $   (4,653,706)       $ 1,607,681         $(3,046,025)

Net loss ..................................                  (240)            (4,556)             (4,796)

Distribution to limited partners ..........                    --         (4,499,998)         (4,499,998)

Management Incentive Distribution..........              (666,287)                --            (666,287)
                                                   --------------        -----------         -----------

Balance at September 30, 1998 .............        $   (5,320,233)       $(2,896,873)        $(8,217,106)
                                                   ==============        ===========         ===========


Balance at December 31, 1998 ..............        $   (5,545,624)       $(3,041,534)        $(8,587,158)

Net income ................................                15,935            302,771             318,706

Distribution to limited partners ..........                    --           (499,426)           (499,426)

Management Incentive Distribution .........              (724,547)                --            (724,547)
                                                   --------------        -----------         -----------

Balance at September 30, 1999 .............        $   (6,254,236)       $(3,238,189)        $(9,492,425)
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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                          Nine Months Ended
                                                                             September 30,
                                                                   ----------------------------------
                                                                       1999                 1998
                                                                   -------------        -------------
Cash flows from operating activities:
   Cash received from tenants .............................        $ 11,695,301         $ 10,886,830
   Cash paid to suppliers .................................          (5,129,666)          (4,866,162)
   Cash paid to affiliates ................................            (606,200)            (676,549)
   Interest received ......................................             105,639              108,487
   Interest paid ..........................................          (2,297,854)          (2,232,939)
   Interest paid to affiliates ............................                  --             (163,246)
   Property taxes paid and escrowed .......................            (601,899)            (674,012)
                                                                   ------------         ------------
Net cash provided by operating activities .................           3,165,321            2,382,409
                                                                   ------------         ------------

Cash flows from investing activities:
   Additions to real estate investments ...................          (1,179,958)            (591,636)
                                                                   ------------         ------------

Cash flows from financing activities:
   Retirement of mortgage note payable - affiliate.........                  --           (3,136,029)
   Principal payments on mortgage notes payable ...........            (779,538)            (570,012)
   Net proceeds from mortgage note payable ................                  --            3,185,000
   Cash restricted for mortgage payments ..................               4,156                   --
   Additions to deferred borrowing costs ..................                (193)             (70,243)
   Distributions to limited partners ......................            (499,426)          (4,499,998)
   Management Incentive Distribution paid .................             (74,862)                  --
                                                                   ------------         ------------
Net cash used in financing activities .....................          (1,349,863)          (5,091,282)
                                                                   ------------         ------------

Net increase (decrease) in cash and
   cash equivalents .......................................             635,500           (3,300,509)

Cash and cash equivalents at beginning of
   period .................................................           2,680,102            5,755,976
                                                                   ------------         ------------

Cash and cash equivalents at end of period ................        $  3,315,602         $  2,455,467
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

                         McNEIL REAL ESTATE FUND X, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided By
                              Operating Activities


                                                                             Nine Months Ended
                                                                               September 30,
                                                                      --------------------------------
                                                                          1999                1998
                                                                      -----------         ------------
Net income (loss) ............................................        $   318,706         $    (4,796)
                                                                      -----------         -----------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization .............................          2,282,886           2,349,575
   Amortization of discounts on mortgage
     notes payable ...........................................             62,076              45,881
   Amortization of deferred borrowing costs ..................            132,657              87,415
   Changes in assets and liabilities:
     Cash segregated for security deposits ...................             99,751             (64,606)
     Accounts receivable .....................................            (46,735)           (152,740)
     Prepaid expenses and other assets .......................            (70,961)              5,939
     Escrow deposits .........................................           (216,840)           (237,971)
     Accounts payable ........................................                 --             (76,135)
     Accrued interest ........................................             (5,929)             24,924
     Accred interest - affiliates ............................                 --             (24,977)
     Accrued property taxes ..................................            337,503             327,688
     Other accrued expenses ..................................             31,090              (9,352)
     Payable to affiliates - General Partner .................            241,066             138,311
     Security deposits and deferred rental
       revenue ...............................................                 51             (26,747)
                                                                      -----------         -----------

       Total adjustments .....................................          2,846,615           2,387,205
                                                                      -----------         -----------

Net cash provided by operating activities ....................        $ 3,165,321         $ 2,382,409
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

                               September 30, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                             Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                             1999         1998
                                                         ----------   ----------

  Property management fees - affiliates..............    $  579,119   $  548,184
  Interest - affiliates..............................            --      138,269
  Charged to general and administrative affiliates:
    Partnership administration.......................       268,147      266,676
                                                         ----------   ----------

                                                         $  847,266   $  953,129
                                                         ==========   ==========

     Charged to General Partner's deficit:
       Management Incentive Distribution............     $  724,547   $  666,287
                                                         ==========   ==========

NOTE 4.
-------

On June 5, 1998, the Partnership refinanced the La Plaza mortgage note with a $3,785,000 mortgage note from an unaffiliated lender. However, only $3,185,000 of the mortgage note has been funded by the lender. The remaining $600,000 of loan proceeds will be funded as required for the completion of tenant improvements at La Plaza Office Building, if such tenant improvements are needed to induce prospective or current tenants to lease or release space at the property. The outstanding balance of the new mortgage note bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest-only debt service payments and annual principal payments equal to 5% of the outstanding principal balance of the mortgage note. Terms of the new La Plaza mortgage note require the Partnership to deposit funds into a restricted cash account on a quarterly basis. The restricted funds will be used to pay the annual principal payment and are included in "cash restricted for mortgage payments" on the Balance Sheets. The new La Plaza mortgage note matures on June 5, 2001. Cash proceeds from the refinancing transaction are as follows:

     New loan proceeds............................        $    3,785,000
     Holdback for capital improvements............              (600,000)
     Amount required to payoff existing debt......            (3,136,029)
                                                          --------------

     Cash proceeds from refinancing...............        $       48,971
                                                          ==============

The Partnership incurred $70,243 of deferred borrowing costs related to the refinancing of the La Plaza mortgage note.

NOTE 5.
-------

On May 21, 1999, a fire caused approximately $461,000 of damage to the clubhouse and office of Orchard Apartments. The Partnership expects to receive approximately $451,000 of insurance reimbursements to cover the repair and restoration costs to Orchard Apartments. The excess of the expected insurance proceeds over the basis of the property damaged was recorded as a $428,388 deferred gain on involuntary conversion on the Partnership's September 30, 1999 Balance Sheet. The deferred gain will be recognized as the Partnership receives the insurance proceeds.

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

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership were estimated as $234.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of September 30, 1999, the Partnership owned seven apartment buildings, one retail shopping center and one office building. All of the Partnership's properties are subject to mortgage indebtedness.

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

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999 and amended proxy statements were filed September 30, 1999, October 21, 1999 and November 10, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership were estimated as $234.

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

RESULTS OF OPERATIONS
---------------------

The Partnership's net income increased $72,320 to $53,137 and $323,502 to $318,706 for the three month and nine month periods ended September 30, 1999, as compared to the same periods of 1998.

Revenues:

Rental revenue increased $165,396 or 4.4% and $570,237 or 5.1% for the three and nine month periods ended September 30, 1999, as compared to the same periods of 1998.

Six of the Partnership's seven residential properties reported increased rental revenue. Rental revenue increased 8.7%, 9.7% and 7.0% at Coppermill Apartments, Orchard Apartments and Regency Park Apartments, respectively. These three properties reported increased base rental rates and increased occupancy rates. Sandpiper Apartments and Spanish Oaks Apartments reported increased base rental rates, but no significant changes in occupancy rates. Rental revenue increased 4.7% and 2.2% at Sandpiper and Spanish Oaks, respectively. Increased base rental rates only marginally offset a decreased occupancy rate at Briarwood Apartments, resulting in a rental revenue increase of less than 1%. Quail Meadows Apartments reported a 4.9% decrease in rental revenue as decreased occupancy rates more than offset an increase in base rental rates. Quail Meadows has been affected by layoffs at two major local employers in the aerospace industry.

Rental revenues at the Partnership's two commercial properties also increased. Lakeview Plaza's rental revenue increased 17.6% because of improved occupancy. La Plaza Office Building's rental revenue increased 12.9% due to the implementation of several new leases with increased base rental rates as compared to the previous leases.

Expenses:

Partnership expenses increased $115,345 or 3.0% and $243,887 or 2.2% for the three month and nine month periods ending September 30, 1999, as compared to the same periods of 1998. On a percentage basis, the increase in general and administrative expenses and the decrease in interest paid to affiliates were the most significant changes for the nine months ended September 30, 1999, as compared to the same periods of 1998.

General and administrative expenses increased $162,673 to $284,803 and $334,495 to $835,699 for the three month and nine month periods ending September 30, 1999, respectively, as compared to the same periods of 1998. The Partnership recorded increased costs to explore alternatives to maximize the value of the Partnership (see Recent Developments). The Partnership also recorded a $38,106 adjustment to reallocate previously paid transaction costs among the Partnerships and McREMI (See Note 6).

Interest expense paid to affiliates was eliminated with the June 5, 1998 refinancing of the La Plaza mortgage note from an affiliated lender to a non-affiliated lender. The Partnership incurred no interest expense due to affiliates for the first nine months of 1999 as compared to $138,269 of interest expense due to affiliates for the first nine months of 1998. When combined with interest expense paid to unaffiliated lenders, the Partnership's total interest expense decreased $42,770 or 1.7% for the first nine months of 1999 as compared to the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities increased 33% to $3,165,321 for the first nine months of 1999. Increased cash received from tenants accounted for most of the increased operating cash flow.

Short-term liquidity:

At September 30, 1999, the Partnership held cash and cash equivalents of $3,315,602, an increase of $635,500 from the balance at the end of 1998. The General Partner believes this level of cash reserves, combined with anticipated cash flow from operating activities, is adequate to meet the Partnership's operating expenses, debt service requirements, and budgeted capital improvements for 1999.

The Partnership continues to invest in capital improvements for its properties. For the first nine months of 1999, the Partnership invested $1,179,958 in capital improvements. The Partnership has budgeted approximately $1,792,000 for capital improvements in 1999. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce future repair and maintenance expenses from amounts that would otherwise be incurred. Significant resources may be needed at La Plaza Office Building to renovate and refurbish vacated space for new tenants, and to bring the property into compliance with local building codes. The new La Plaza mortgage note contains a provision whereby the Partnership may borrow an additional $600,000 to meet these capital needs, if necessary.

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

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the nine month periods ended September 30, 1999 and 1998, the General Partner was allocated net income of $15,935 and net loss of $240, respectively. The limited partners were allocated net income of $302,771 and net loss of $4,556 for the nine month periods ended September 30, 1999 and 1998, respectively.

MID in the amount of $74,862 was paid to the General Partner during the first nine months of 1999. No MID payments were paid to the General Partner during the first nine months of 1998. On March 26, 1999, the Partnership distributed $499,426 ($3.70 per limited partnership unit) to the limited partners. During the second quarter of 1998, the Partnership distributed $4,499,998 ($33.34 per limited partnership unit) to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners and payments of MID to the General Partner.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

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

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

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

         27.                      Financial Data Schedule for the quarter  ended
                                  September 30, 1999.

         Registrant has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant. Registrant agrees to furnish a copy of each such instruments to the Commission upon request.

(b) Reports on Form 8-K. A Report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 regarding the letter received from High River Limited Partnership.

                         McNEIL REAL ESTATE FUND X, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND X, LTD.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner






November 15, 1999                   By: /s/  Ron K. Taylor
-----------------                      -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)





November 15, 1999                   By: /s/  Brandon K. Flaming
-----------------                      -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)